Form 10-Q
period 2021-06-30
Kayne DL 2021, Inc.
filed 2021-08-16
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56258

Kayne DL 2021, Inc.

Delaware	86-2440860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 Main Street, 14th Floor, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(713) 493-2020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 13, 2021, the registrant had 2 shares of common stock, $0.001 par value per share, outstanding. As of August 13, 2021, there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease pandemic (“COVID-19 pandemic”);

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the ability of the Company to continue to effectively manage the business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Moreover, the Company assumes no duty and does not undertake to update the forward-looking statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kayne DL 2021, Inc.

Statement of Assets and Liabilities

(amounts in 000s)

(Unaudited)

June 30, 2021
Assets:
Cash	$10
Prepaid insurance	56
Deferred offering costs	142
Total Assets	$208

Liabilities and Net Assets:
Liabilities
Accrued organizational and offering costs	$93
Payable to affiliates (Note 3)	438
Total Liabilities	$531

Commitments and contingencies (Note 2)

Total Net Assets	$(323)
Total Liabilities and Net Assets	$208

See accompanying notes to financial statements.

Kayne DL 2021, Inc.

Statement of Operations

(amounts in 000s)

(Unaudited)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021

Revenue	$-	$-
Expenses
Organizational costs	79	333
Total Expenses	$79	$333
Net Loss	$(79)	$(333)

See accompanying notes to financial statements.

Kayne DL 2021, Inc.

Statement of Changes in Net Assets

(amounts in 000s)

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021

Net Assets - beginning of the period	$(244)	$10
Net Loss	(79)	(333)
Total Decrease in Net Assets	(79)	(333)
Net Assets - end of the period	$(323)	$(323)

See accompanying notes to financial statements.

Kayne DL 2021, Inc.

Statement of Cash Flows

(amounts in 000s)

(Unaudited)

For the six months ended
June 30, 2021

Cash Flows from Operating Activities:
Net decrease in member's capital resulting from operations	$(333)
Adjustments to reconcile net decrease in member's capital resulting from operations to net cash provided by operating activities:
Increase in prepaid insurance	(56)
Increase in deferred offering costs	(142)
Increase in organizational and offering costs	93
Increase in payable to affiliates	438
Net cash used in operating activities	-
Net change in cash	-
Cash - beginning of period	10
Cash - end of period	$10

See accompanying notes to financial statements.

Kayne DL 2021, Inc.

Notes to Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 1. Organization

Organization

Kayne DL 2021, Inc. (the “Company”) is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed as a Delaware corporation in March 2021. The Company was formed to make investments in middle-market companies and expects to commence operations in the fourth quarter of 2021. Since formation in March 2021, the Company’s advisor, KA Credit Advisors II, LLC (the “Advisor”), has conducted organization and marketing efforts for the Company.

KA Credit Advisors II, LLC (the “Advisor”) serves as the Company’s investment advisor. The Advisor is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisory Act of 1940. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of four directors, three of whom are independent (including the Board’s chairperson).

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies.

The Company expects to conduct a private offering of its Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of the private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of its Common Stock (“Shares”) pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. The Company anticipates commencing its loan origination and investment activities contemporaneously with the initial drawdown from investors in the private offering.

As of June 30, 2021, the Company was still devoting substantially all of its efforts to establishing the business and its planned operations and investing activities had not commenced.

Note 2. Significant Accounting Policies

A. Basis of Presentation—the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and follows accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 — “Financial Services — Investment Companies.” In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the financial statements for the periods presented, have been included.

Kayne DL 2021, Inc.

Notes to Financial Statements

(Amounts in 000s, except for shares and per share data)

(Unaudited)

B. Use of Estimates—the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ materially from those estimates.

C. Cash and Cash Equivalents—cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts. As of June 30, 2021, cash on hand is the seed capital contribution from KACALP to the Company on March 29, 2021.

D. Organizational Costs—organizational expenses include costs and expenses relating to the formation and organization of the Company. The Company has agreed to reimburse the Advisor for these costs.

E. Offering Costs – offering costs include costs and expenses incurred in connection with the offering of the Company’s common stock. These costs are capitalized as deferred offering expenses and included in prepaid expenses and other assets on the Statement of Assets and Liabilities. These costs are amortized over a twelve-month period beginning with the commencement of operations. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement and registration fees. The Company has agreed to reimburse the Advisor for these costs. The aggregate amount of organizational expenses and offering costs shall not exceed $500 for such reimbursement to the Advisor.

F. Income Taxes – the Company intends to qualify as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, the Company must distribute to its stockholders, for each taxable year, dividends of an amount at least equal to 90% of its “investment company taxable income,” which is generally its net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for the Company to maintain its RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, the Company must distribute to its stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of its realized capital gains over its realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which the Company paid no federal income tax (the “Excise Tax Avoidance Requirement”).

The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company cannot determine when it will qualify as a publicly offered RIC. If the Company does not qualify as a publicly offered RIC during the tax year, a non-corporate shareholder’s allocable portion of the Company’s affected expenses, including its management fees, will be treated as an additional distribution to shareholders. A non-corporate shareholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such shareholders.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

G. New Accounting Standards – the Company does not believe any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

Kayne DL 2021, Inc.

Notes to Financial Statements

(Amounts in 000s, except for shares and per share data)

(Unaudited)

H. Commitments and Contingencies – in the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Note 3. Agreements and Related Party Transactions

A. Administration Agreement – the Company will enter into an Administration Agreement with its Advisor, which will serve as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC.

The Company will reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement. As the Company reimburses the Administrator for its expenses, the Company will indirectly bear such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

B. Investment Advisory Agreement – the Company will enter into the Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. There were no management fees incurred as the Company has not yet commenced operations.

The Company has agreed to reimburse the Advisor and its affiliates for the third party costs incurred on its behalf in connection with the formation and the offering of shares of the Company’s common stock. Amounts shown as payables to affiliates on the Statement of Assets and Liabilities represent organizational expenses and offering costs of the Company that were paid by the Advisor and its affiliates on behalf of the Company.

KACALP, an affiliate of the Advisor, made an equity contribution of $10 to the Company on March 29, 2021.

Note 4. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein and has determined that no additional items require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Kayne DL 2021, Inc.

Overview

Kayne DL 2021, Inc. was formed in March 2021 as a Delaware corporation. We were formed to make investments in middle-market companies and expect to commence operations in the fourth quarter of 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

We are managed by KA Credit Advisors II, LLC (the “Advisor”) which is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisory Act of 1940. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of four directors, three of whom are independent. Since formation in March 2021, the Advisor has conducted organization and marketing efforts for the Company.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies. We define “middle-market companies” as U.S.-based companies that, in general, generate between $10 million and $150 million of annual earnings before interest, taxes, depreciation and amortization, or EBITDA. We refer to companies that generate between $10 million and $50 million of annual EBITDA as “core middle-market companies” and companies that generate between $50 million and $150 million of annual EBITDA as “upper middle-market companies.”

We intend to achieve our investment objective by investing primarily in first lien senior secured, unitranche and split-lien loans to privately held middle-market companies. Similar to first lien senior secured loans, unitranche loans typically have a first lien on all assets of the borrower, but provide leverage at levels similar to a combination of first lien and second lien and/or subordinated loans. Split-lien loans are generally loans that otherwise satisfy the criteria of a first lien loan but which have been structured with a credit facility that is senior in right of payment with respect to working capital assets of the borrower. Depending on market conditions, we expect that approximately 90% of our portfolio (including investments purchased with proceeds from borrowings) will be invested in first lien senior secured, unitranche and split-lien term loans. We expect that most of these investments will be in core middle market companies, with the remainder in upper middle market companies. The remaining 10% of our portfolio will be invested in higher-yielding investments, including, but not limited to, second lien loans, last-out or subordinated loans, non-investment grade broadly syndicated first and second lien loans (commonly referred to as “leveraged loans”), high-yield bonds, structured products (including CLO liabilities), real estate related debt securities, equity securities purchased in conjunction with debt investments and other opportunistic investments (collectively “Opportunistic Middle Market Investments”). We expect that the debt we invest in will generally have state terms of five to six years.

We intend to implement our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson, which includes an extensive network of private equity firms, other middle-market lenders, financial advisors and intermediaries, and experienced management teams, (2) selecting investments within our middle-market company focus, (3) implementing Kayne Anderson’s middle market private credit team’s disciplined underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

We believe our Advisor’s disciplined approach to origination, credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving investor capital. We anticipate the portfolio will be comprised of a broad mix of loans, with diversity among investment size, industry focus and geography. The Advisor’s team of professionals will conduct in-depth due diligence on prospective investments during the underwriting process and will be heavily involved in structuring the loan’s terms. Once an investment has been made, our Advisor will closely monitor portfolio investments and take a proactive approach identifying and addressing sector or company specific risks. The Advisor maintains a regular dialogue with portfolio company management teams (as well as their financial sponsors), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities. We believe this approach will help us generate more consistent results.

Recent Developments

On July 22, 2021, Jarvis V. Hollingsworth resigned from Kayne Anderson and from his position as our Secretary and an interested director. Mr. Hollingsworth’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 14, 2021, Michael J. Levitt notified our Board of Directors (the “Board”) of his decision to resign, effective immediately, from his position as our Chief Executive Officer. Mr. Levitt will continue to serve in his role as an interested director of the Company. Mr. Levitt’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 14, 2021, in connection with Mr. Levitt’s resignation, the Board appointed Mr. James C. Baker as Chief Executive Officer, effective immediately.

Portfolio and Investment Activity

As of June 30, 2021, we have not yet commenced operations and thus do not have portfolio and investment activities.

Results of Operations (amounts in 000s)

Investment Income

Investment income for the three and six months ended June 30, 2021 was zero as we have not yet commenced investment operations as of this date.

Expenses

Expenses were as follows. For the three and six months ended June 30, 2021, we incurred organizational costs of $79 and $333, respectively, related to our formation and organization. We anticipate formation costs to decrease in relation to our income as we move further away from the date of inception and commencement of investment operations.

Financial Condition, Liquidity and Capital Resources (amounts in 000s)

We intend to generate cash primarily from the net proceeds of any offering of our Shares and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders.

We may issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

As of June 30, 2021, we had cash and cash equivalents of $10. Until we commence investment operations, we anticipate that Kayne Anderson will continue to fund our organizational expenses. No cash was used in operating activities for the six months ended June 30, 2021 as we had not yet commenced operations.

Critical Accounting Policies

This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with GAAP. The preparation of these financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

Investment Valuation

We will conduct the valuation of our investments consistent with GAAP and the 1940 Act. Our investments will be valued no less frequently than quarterly, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, Fair Value Measurement and Disclosures (“ASC 820”).

ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

Level 1 — Valuations based on quoted unadjusted prices for identical instruments in active markets traded on a national exchange to which the Company has access at the date of measurement.

Level 2 — Valuations based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of our Advisor, fair market value will be determined using our valuation process for investments that are privately issued or otherwise restricted as to resale.

We may also invest, to a lesser extent, in equity securities purchased in conjunction with debt investments. While we anticipate these equity securities to be issued by privately held companies, we may hold equity securities that are publicly traded. Equity securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and ask prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Equity securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities. Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices.

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of our Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of our Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. We expect that a significant majority of our investments will be Level 3 investments. Unless otherwise determined by the Board, the following valuation process is used for our Level 3 investments:

●	Investment Team Valuation. The applicable investments are valued by senior professionals of Kayne Anderson who are responsible for the portfolio investments. The value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e., illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value. The investments will be valued no less frequently than quarterly, with new investments valued at the time such investment was made.

●	Investment Team Valuation Documentation. Preliminary valuation conclusions will be determined by our executive officers. Such valuation and supporting documentation is submitted to the Audit Committee (a committee of our Board) and our Board on a quarterly basis.

●	Audit Committee. The Audit Committee meets to consider the valuations submitted by our executive officers at the end of each quarter. Between meetings of the Audit Committee, our executive officers are authorized to make valuation determinations. All valuation determinations of the Audit Committee are subject to ratification by our Board at its next regular meeting.

●	Valuation Firm. Quarterly, third-party valuation firms engaged by our Board review the valuation methodologies and calculations employed for each of our investments that we have placed on the “watch list” and approximately 25% of our remaining investments. These third-party valuation firms will review all of the Level 3 investments at least once per year, on a rolling twelve-month basis. We expect the quarterly report issued by these third-party valuation firms will assist the Board in determining the fair values of the investments reviewed.

●	Board Determination. Our Board meets quarterly to consider the valuations provided by our executive officers and the Audit Committee and ratify valuations for the applicable investments. Our Board considers the report provided by the third-party valuation firms in reviewing and determining in good faith the fair value of the applicable portfolio investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. OIDs, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

Organization and Offering Expenses (amounts in 000s)

In general, we may not deduct organizational expenses, and an election may be made by us to amortize organizational expenses over at least a 180-month period for tax purposes. The Company shall not bear more than $500 in organizational expenses incurred prior to its election to be treated as a BDC.

Contractual Obligations

As of June 30, 2021, we were not a party to any material contractual obligations as we had not yet begun operations.

Off-Balance Sheet Arrangements

As of June 30, 2021, we were not a party to any contractual obligations and other legal contingencies as we had not yet begun operations, and we do not have any off-balance sheet financings or liabilities.

Related Party Transactions

Administration Agreement. We will enter into an Administration Agreement with our Advisor, which will serve as our Administrator, pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administrator intends to engage U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

Investment Advisory Agreement. We will enter into the Investment Advisory Agreement with our Advisor. Our Advisor will agree to serve as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of a management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

For services rendered under the Investment Advisory Agreement, we will pay a management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Valuation Risk. The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. Most of our investments are classified as Level 3 under ASC Topic 820 which means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Because such valuations are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a liquid trading market for these instruments existed. Our net asset value (“NAV”) could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Interest Rate Risk. We will be subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor our Advisor is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Advisor.

From time to time, we, or our Advisor, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in “Item 1A. Risk Factors” in our Registration Statement on Form 10 filed on May 11, 2021, including risk factors related to the COVID-19 pandemic, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors as previously disclosed in our Registration Statement on Form 10 filed on May 11, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In conjunction with our formation, Kayne Anderson purchased common shares of the Company. Kayne Anderson purchased 2 shares at a cost of $5,000 per share. The shares were sold in reliance upon the available exemptions from the registration requirements of Section 4(a)(2) of the Securities Act.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	License Agreement (1)

10.4	Indemnification Agreement (1)

10.5	Custody Agreement (1)

10.6	Subscription Agreement (1)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: August 16, 2021	/s/ James C. Baker
Name: James C. Baker
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	/s/ Terry A. Hart
Name: Terry A. Hart
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)