Form 10-Q
period 2021-09-30
Kayne DL 2021, Inc.
filed 2021-11-15
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, the registrant had 2 shares of common stock, $0.001 par value per share, outstanding. As of November 11, 2021, there was no public market for the registrant’s shares.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kayne DL 2021, Inc.

Statement of Assets and Liabilities

(amounts in 000s)

(Unaudited)

September 30, 2021
Assets:
Cash	$10
Prepaid insurance	17
Deferred offering costs	143
Total Assets	$170

Liabilities and Net Assets:
Liabilities
Accrued organizational and offering costs	$65
Payable to affiliates (Note 3)	536
Total Liabilities	$601

Commitments and contingencies (Note 2)

Total Net Assets	$(431)
Total Liabilities and Net Assets	$170

See accompanying notes to financial statements.

Kayne DL 2021, Inc.

Statement of Operations

(amounts in 000s)

(Unaudited)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

Revenue	$-	$-
Expenses
Organizational costs	108	441
Total Expenses	$108	$441
Net Loss	$(108)	$(441)

See accompanying notes to financial statements.

Kayne DL 2021, Inc.

Statement of Changes in Net Assets

(amounts in 000s)

(Unaudited)

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021

Net Assets - beginning of the period	$(323)	$10
Net Loss	(108)	(441)
Total Decrease in Net Assets	(108)	(441)
Net Assets - end of the period	$(431)	$(431)

See accompanying notes to financial statements.

Kayne DL 2021, Inc.

Statement of Cash Flows

(amounts in 000s)

(Unaudited)

For the nine months ended
September 30, 2021

Cash Flows from Operating Activities:
Net decrease in member’s capital resulting from operations	$(441)
Adjustments to reconcile net decrease in member’s capital resulting from operations to net cash provided by operating activities:
Increase in prepaid insurance	(17)
Increase in deferred offering costs	(143)
Increase in organizational and offering costs	65
Increase in payable to affiliates	536
Net cash used in operating activities	-
Net change in cash	-
Cash - beginning of period	10
Cash - end of period	$10

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

The Company was formed as a Delaware corporation in March 2021. The Company was formed to make investments in middle-market companies and expects to commence operations in the first quarter of 2022. Since formation in March 2021, the Company’s advisor, KA Credit Advisors II, LLC (the “Advisor”), has conducted organization and marketing efforts for the Company.

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

As of September 30, 2021, the Company was still devoting substantially all of its efforts to establishing the business and its planned operations and investing activities had not commenced.

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

C. Cash and Cash Equivalents—cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts. As of September 30, 2021, cash on hand is the seed capital contribution from KACALP to the Company on March 29, 2021.

D. Organizational Costs—organizational expenses include costs and expenses relating to the formation and organization of the Company. The Company has agreed to reimburse the Advisor for these costs.

E. Offering Costs – offering costs include costs and expenses incurred in connection with the offering of the Company’s common stock. These costs are capitalized as deferred offering expenses and included in prepaid expenses and other assets on the Statement of Assets and Liabilities. These costs are amortized over a twelve-month period beginning with the commencement of operations. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement and registration fees. The Company has agreed to reimburse the Advisor for these costs. The aggregate amount of organizational expenses and offering costs incurred prior to the Company’s election to be treated as a BDC shall not exceed $500 for such reimbursement to the Advisor.

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

Note 4. Subsequent Events

On November 10, 2021, the Board of Directors (the “Board”) of the Company elected Albert (“Al”) Rabil III as a member of the Board. Mr. Rabil will serve as an interested director of the Company until he stands for re-election at the 2022 Annual Meeting of Stockholders of the Company. Mr. Rabil is the Chief Executive Officer of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”) and Kayne Anderson Real Estate.

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

Overview

Kayne DL 2021, Inc. was formed in March 2021 as a Delaware corporation. We were formed to make investments in middle-market companies and expect to commence operations in the first quarter of 2022. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

Recent Developments

On November 10, 2021, our Board of Directors (the “Board”) elected Albert (“Al”) Rabil III as a member of the Board. Mr. Rabil will serve as an interested director for us until he stands for re-election at our 2022 Annual Meeting of Stockholders. Mr. Rabil is the Chief Executive Officer of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”) and Kayne Anderson Real Estate.

Portfolio and Investment Activity

As of September 30, 2021, we have not yet commenced operations and thus do not have portfolio and investment activities.

Results of Operations (amounts in 000s)

Investment Income

Investment income for the three and nine months ended September 30, 2021 was zero as we have not yet commenced investment operations as of this date.

Expenses

Expenses were as follows. For the three and nine months ended September 30, 2021, we incurred organizational costs of $108 and $441, respectively, related to our formation and organization. We anticipate formation costs to decrease in relation to our income as we move further away from the date of inception and commencement of investment operations.

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

As of September 30, 2021, we had cash and cash equivalents of $10. Until we commence investment operations, we anticipate that Kayne Anderson will continue to fund our organizational expenses. No cash was used in operating activities for the nine months ended September 30, 2021 as we had not yet commenced operations.

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

Contractual Obligations

As of September 30, 2021, we were not a party to any material contractual obligations as we had not yet begun operations.

Off-Balance Sheet Arrangements

As of September 30, 2021, we were not a party to any contractual obligations and other legal contingencies as we had not yet begun operations, and we do not have any off-balance sheet financings or liabilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Kayne DL 2021, Inc.

Date: November 15, 2021	/s/ James C. Baker
Name: James C. Baker
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	/s/ Terry A. Hart
Name: Terry A. Hart
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)