Form 10-K
period 2021-12-31
Kayne DL 2021, Inc.
filed 2022-03-10
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01393

Kayne DL 2021, Inc.

(Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 8,600 issued and outstanding shares of the issuer’s common stock, $0.001 par value per share, on March 4, 2022.

Documents Incorporated by Reference

Kayne DL 2021, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2021, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

i

PART I

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Kayne DL 2021, Inc., a Delaware corporation. We refer to KA Credit Advisors II, LLC, our investment adviser, as our “Advisor.” The Advisor also serves as our administrator (the “Administrator”). We refer generally to Kayne Anderson Capital Advisors, L.P., an affiliate of the Advisor, as “Kayne Anderson.”

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease pandemic (“COVID-19 pandemic”);

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the ability of the companies in which the Company invests to achieve their objectives, including as a result of the current COVID-19 pandemic;

●	the ability of the Company to continue to effectively manage the business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money, if any, to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources, if any, and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Part I – Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Item 1. Business

Overview

Kayne DL 2021, Inc. was formed in March 2021 as a Delaware corporation. We were formed to make investments in middle-market companies and commenced operations on December 16, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

Investment Objective and Strategy

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

We intend to achieve our investment objective by investing primarily in first lien senior secured, unitranche and split-lien loans (collectively, “secured middle market loans”) to privately held middle-market companies. Similar to first lien senior secured loans, unitranche loans typically have a first lien on all assets of the borrower, but provide leverage at levels similar to a combination of first lien and second lien and/or subordinated loans. Split-lien loans are loans that otherwise satisfy the criteria of a first lien loan but which have been structured with a credit facility that is senior in right of payment with respect to working capital assets of the borrower and a term loan that is collateralized by all other assets of the borrower. Depending on market conditions, we expect that at least 90% of our portfolio (including investments purchased with proceeds from borrowings, if any) will be invested in secured middle market loans. It is anticipated that most of these investments will be in core middle market companies, with the remainder in upper middle market companies. The remaining 10% of our portfolio may be invested in higher-returning investments, including, but not limited to, equity securities purchased in conjunction with secured middle market loans and other opportunistic investments (collectively “Opportunistic Investments”), including junior debt, real estate debt and infrastructure credit investments. We expect that the secured middle market loans we invest in will generally have stated maturities of no more than six years.

We intend to implement our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit team, which includes an extensive network of private equity firms, other middle-market lenders, financial advisors and intermediaries, and management teams, (2) selecting investments within our middle-market company focus, (3) implementing Kayne Anderson’s middle market private credit team’s proven underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

We believe our Advisor’s disciplined approach to origination, credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving investor capital. We anticipate the portfolio will be comprised of a broad mix of loans, with diversity among investment size, industry focus and geography. The Advisor’s team of professionals will conduct in-depth due diligence on prospective investments during the underwriting process and will be heavily involved in structuring the credit terms of each investment. Once an investment has been made, our Advisor will closely monitor portfolio investments and take a proactive approach identifying and addressing sector or company specific risks. The Advisor maintains a regular dialogue with portfolio company management teams (as well as their financial sponsors, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities.

Market Opportunity

The universe of middle market companies consists of nearly 200,000 potential borrowers that we believe will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. Further, there is a large amount of uninvested capital held by private equity funds focused on investing in middle market businesses. We expect these private equity firms will continue to pursue acquisitions and to seek to fund a portion of these transactions with debt.

We believe there is an opportunity for capital providers such as us to increase their market share of loans made to middle market companies as regulatory and structural changes in the lending market have reduced the amount of capital that banks and other traditional sources of debt capital are willing to lend to middle market companies. Additionally, these types of companies are generally limited in their ability to access the institutional leveraged loan and high yield markets due to challenging size and liquidity requirements imposed by these institutional investors. Given that banks have not been active (or consistent) providers of leveraged loans to middle market companies, we believe these financial institutions will continue to have a difficult time establishing a trusted relationship with private equity sponsors and investment banks in this area of the capital markets. Finally, as the universe of non-bank lenders has grown, many capital providers have pursued companies in the upper middle market leaving the core middle market as a less competitive and attractive marketplace.

We believe that these market dynamics create opportunities for us to make investments with attractive risk-adjusted rates of return. In addition to commanding higher pricing, principally due to illiquidity, directly negotiated middle market financings generally provide for more favorable terms to lenders than broadly syndicated loans, including more conservative leverage ratios, stronger covenants and reporting packages, better call protection, and more restrictive change-of-control provisions.

The credit investments that we expect to hold in our portfolio will generate what we believe are attractive yields, will make quarterly interest payments to holders and will typically rank ahead of other debt instruments in the borrower’s capital structure. The vast majority of our credit investments are expected to be floating rate loans, providing a natural hedge against inflation if interest rates increase. As a result of Kayne Anderson’s middle-market private credit team’s focus on lending at more conservative debt multiples than the broader market and to businesses that exhibit limited cyclicality, we believe that operating results for the Company’s portfolio investments will have minimal correlation to price changes in the broader equity markets. This lack of correlation to the broader equity markets, combined with attractive yields on senior debt investments and downside protection as a result of our secured middle-market loans’ seniority in such company’s capital structure, are some of the reasons we find private credit investments to be compelling for our portfolio.

Competition

We compete with a number of BDCs and investment funds (both public and private), commercial and investments banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our model of investing in companies participating in industries which we know well.

We believe that some of our competitors may make loans with interest rates that will be lower than the rates that we offer. We do not seek to compete solely on the interest rates that we offer to potential portfolio companies. For additional information concerning competitive risks, see “Item 1A – Risk Factors.”

Investment Advisor

Our investment activities are managed by our Advisor, an investment advisor that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), under an investment advisory agreement between us and the Advisor (the “Investment Advisory Agreement”). Our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring our investments and portfolio companies on an ongoing basis. While we do not have any employees, the Advisor and its affiliates have a team of approximately 35 investment professionals who are primarily focused on private credit investments and liquid credit investments. The investment team is supported by a team of finance, legal, compliance, operations and administrative professionals.

The Advisor’s investment committee has overall responsibility for evaluating and approving the Company’s investments, and its portfolio allocations, subject to the oversight of our Board of Directors. The investment committee review process is intended to bring the diverse experience and perspectives of the investment committee members to the analysis and consideration of every investment. The investment committee currently consists of Terrence J. Quinn, Vice Chairman of Kayne Anderson; Paul S. Blank, Chief Operating Officer of Kayne Anderson; James C. Baker, Jr., Co-Head of Liquid Energy Infrastructure at Kayne Anderson; Douglas L. Goodwillie, Co-Head of Private Credit at Kayne Anderson; and Kenneth B. Leonard, Co-Head of Private Credit at Kayne Anderson. The investment committee also determines appropriate investment sizing and mandates ongoing monitoring requirements. Douglas L. Goodwillie and Kenneth B. Leonard, each a Co-Chief Investment Officer of the Company, are jointly and primarily responsible for the day-to-day management of the Company’s portfolio.

In addition to reviewing investments, the investment committee meetings serve as a forum to discuss credit views and outlooks. The investment committee also reviews potential transactions and deal flow on a regular basis. Members of the deal team are encouraged to share information and views on credit with the committee early in their analysis. We believe this process improves the quality of the analysis and enables deal team members to work more efficiently.

The Administrator

Our Advisor also serves as our administrator. Pursuant to an administration agreement (the “Administration Agreement”), our Administrator is responsible for providing or overseeing the performance of our required administrative services and professional services rendered by others, which will include (but not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of our tax returns, and preparation of financial reports provided to our stockholders and filed with the SEC.

About Kayne Anderson Capital Advisors, L.P.

Founded in 1984, Kayne Anderson is a leading alternative investment management firm which is registered with the SEC under the Advisers Act, focused on real estate, credit, infrastructure/energy, renewables and growth equity. Kayne Anderson’s investment philosophy is to pursue niches, with an emphasis on cash flow, where its knowledge and sourcing advantages enable it to deliver above average, risk-adjusted investment returns. As responsible stewards of capital, Kayne Anderson’s investment philosophy extends to promoting responsible investment practices and sustainable business practices to create long-term value for its investors.

As of December 31, 2021, investment vehicles managed or advised by Kayne Anderson had over $30 billion in assets under management for institutional investors, family offices, high net worth and retail clients. Kayne Anderson has over 325 employees located across five offices across the U.S. The firm has approximately 140 investment professionals, 35 of which are dedicated to credit investing.

Kayne Anderson’s credit platform operates various fund vehicles that pursue investment opportunities across several investment strategies. As of December 31, 2021, the platform managed over $9 billion in credit assets across three main strategies:

●	middle-market private credit (targeting senior secured loans, unitranche loans and opportunistic credit investments),

●	liquid credit (investing in broadly syndicated leveraged loans and high yield bonds), and

●	real estate private credit (targeting debt investments secured by real estate assets).

This integrated and scaled platform combines direct origination, strong fundamental credit analysis and relative-value perspective.

Private Offerings

We conduct private offerings of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of our Common Stock (“Shares”) pursuant to a subscription agreement (the “Subscription Agreement”) entered into with us. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time we deliver a notice to the investors. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the private offering on December 16, 2021 (the “Initial Closing”). Following the Initial Closing with three investors (the “Initial Investors”), our investment adviser may permit one or more additional closings of the private offering. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-Share price as determined by our Board of Directors as of a date that is immediately prior to the date of the applicable drawdown. The per-Share price will be at least equal to net asset value, or NAV, per share in accordance with the limitations under Section 23 of the 1940 Act.

Our initial private offering of Shares was conducted in reliance on Regulation D under the Securities Act (“Regulation D”). Each of our Initial Investors was an “accredited investor” as defined in Regulation D of the Securities Act. The criteria required of Regulation D may not apply to investors in subsequent offerings.

Our Initial Closing of the private offering was on December 16, 2021. Additional closings may occur from time to time as determined by us. We reserve the right to conduct additional offerings of securities in the future to investors unaffiliated with the Initial Investors, but such offerings will be subject to the consent or approval of the holders of the majority of the Company’s then outstanding Shares. In the event that we enter into a Subscription Agreement with one or more investors after the Initial Closing, each such investor will be required to make purchases of Shares (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of any Catch-up Purchase will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-Share price as determined by our Board of Directors prior to the date of the applicable drawdown, or such other date as may be required to comply with the provisions of the 1940 Act. In order to more fairly allocate organizational expenses among all of our stockholders, investors subscribing after the Initial Closing will be required to pay a price per Share above net asset value reflecting a variety of factors, including, without limitation, the total amount of our organizational and other expenses.

As of March 4, 2022, we had entered into subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock.

We conducted the following private offerings of our common stock associated with these subscription agreements during the year ended December 31, 2021.

Capital call notice date	Common stock issue date	Common stock shares issued	Aggregate offering amount ($ in millions)
December 13, 2021	December 16, 2021	600	$3.0
December 16, 2021	December 20, 2021	8,000	$40.0
Total common stock issued		8,600	$43.0

Commitment Period

Upon the conclusion of the five-year period after our Initial Closing (the “Commitment Period”), investors will be released from any further obligation to purchase additional Shares with respect to a Capital Commitment. During the Commitment Period, no investor will be permitted to sell, assign, transfer or otherwise dispose of its Shares or Capital Commitment unless we provide our prior written consent, which shall not be unreasonably withheld, and the transfer is otherwise made in accordance with applicable law; provided however an investor shall be permitted to sell, assign, or transfer its Shares to its affiliate. Notwithstanding the foregoing, upon providing 60 days’ notice to the Company, a majority of the holders of the Company’s then outstanding Shares may terminate the Commitment Period following the second anniversary of the Initial Closing. The approval of the requisite majority may be achieved through either a special meeting of holders of Shares or written consent in the manner provided in the Company’s organizational documents. Our bylaws provide that a special meeting of stockholders will be called by the secretary of the corporation upon the written request of stockholders entitled to cast not less than a majority of all the votes entitled to be cast at such meeting.

As part of certain credit facilities, the right to make capital calls of stockholders may be pledged as collateral to a lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

Structure and Shareholder Agreements

Upon conclusion of the Commitment Period (the “Initial Term”), the Company will cease making new investments and commence an orderly disposition of our investments, unless we receive shareholder approval to extend the Initial Term. We have entered into several agreements, including subscription agreements, with the Initial Investors, which provide certain rights to such investors.

Investment Advisory Agreement

On December 16, 2021, we entered into the Investment Advisory Agreement with our Advisor. Pursuant to the Investment Advisory Agreement with our Advisor, we will pay our Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice.

Management Fee

The management fee is calculated at an annual rate of 0.75% of the fair market value of our investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

For services rendered under the Investment Advisory Agreement, the management fee is payable quarterly in arrears and calculated based on the average value, at the end of the two most recently completed calendar quarters, of our fair market value of investments, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Management fees for any partial quarter will be appropriately pro-rated.

Administration Agreement

On December 16, 2021, we entered into an Administration Agreement with our Advisor, which will serve as our Administrator and will provide or oversee the performance of our required administrative services and professional services rendered by others, which will include (but not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of our tax returns, and preparation of financial reports provided to our stockholders and filed with the SEC.

We reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

Our Administrator engaged U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

Risk Management

Broad Diversification. We diversify our investments by company, asset type, investment size, industry and geography within the U.S. Furthermore, we must meet certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the “Diversification Tests”). See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

Hedging. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and to applicable CFTC regulations. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of such changes with respect to our portfolio of investments. The Advisor will claim relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we will be subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions do not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

Regulation as a Business Development Company

General

A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets. BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies either of the following:

(i)	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

(ii)	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets.”

Managerial Assistance to Portfolio Companies

In addition, a BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), or (3) above under “—Regulation as a Business Development Company—Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.

Senior Securities and Indebtedness

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.

Code of Ethics

We and our Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may review or download the codes of ethics from the SEC’s Edgar database as part of our filings under www.sec.gov, or by written request to the following: Chief Compliance Officer, Kayne Anderson, 811 Main Street, 14th Floor, Houston, TX 77002.

Compliance Policies and Procedures

We make investments alongside certain entities and accounts advised by our Advisor and its affiliates. Under the 1940 Act, we are prohibited from knowingly participating in certain joint transactions with our affiliates without the prior approval of the independent directors and, in some cases, prior approval by the SEC. However, we generally make investments alongside affiliated entities and accounts pursuant to exemptive relief granted by the SEC to us, our Advisor, and certain of our affiliates on January 7, 2020. Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act, or if later, for the year following our first annual report required to be filed with the SEC as a public company) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.

JOBS Act

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:

●	the last day of the fiscal year ending after the fifth anniversary of an Exchange Listing occurs;

●	the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;

●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

●	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Shares held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Commodities Exchange Act

The Commodity Futures Trading Commission (“CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap transactions may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Advisor will rely on an exclusion from the definition of a CPO under CFTC Rule 4.5 because of our limited trading in commodity interests, and the Advisor will operate us as if we were not registered as a CPO, so that unlike a registered CPO, with respect to us, the Advisor is not required to deliver a Disclosure Document or an Annual Report (as those terms are used in the CFTC’s rules) to shareholders.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Advisor. A summary of the Proxy Voting Policies and Procedures of our Advisor are set forth below. These policies and procedures will be reviewed periodically by our Advisor and, subsequent to our election to be regulated as a BDC, our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our Advisor.

An investment advisor registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote the Company’s securities in a timely manner free of conflicts of interest and in the best interests of the Company and its stockholders.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

We will vote proxies relating to our portfolio securities in what we believe to be the best interest of our stockholders. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: KA Credit Advisors, LLC, 811 Main Street, 14th Floor, Houston, TX 77002, Attention: Chief Compliance Officer.

Employees

We do not have any employees. Our day-to-day investment operations are managed by our Advisor and the Administrator. Any compensation paid for services relating to our financial reporting and compliance functions will be paid by our Administrator. As we reimburse the Administrator for its expenses, we will indirectly bear such cost.

Our Administrator engaged U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator. We will pay the fees associated with such functions on a direct basis without profit to our Administrator.

Privacy Principles

We are committed to maintaining the privacy of our investors and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We do not disclose any non-public personal information about our stockholders or a former stockholder to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to non-public personal information about our stockholders to employees of our Advisor and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Reporting Obligations

As a BDC, we make available on our website (www.kaynebdc.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. Shareholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. Information on the operation of the SEC’s public reference room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330. The reference to our website and the SEC’s website is an inactive textual reference only, and the information should not be considered a part of this Form 10-K.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Shares. This summary does not purport to be a complete description of the U.S. federal income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or hedging, integrated or constructive sale transaction, stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our Shares, which may differ substantially from those described herein. This summary assumes that investors hold our Shares as capital assets (within the meaning of Section 1221 of the Code).

The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our Shares. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act. A return of capital distribution is a return to stockholders of a portion of their original investment in the Company and does not represent income or capital gains.

A “U.S. stockholder” is a beneficial owner of our Shares that is for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;

●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

●	a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “non-U.S. stockholder” is a beneficial owner of our Shares that is neither a U.S. stockholder nor a partnership for U.S. federal income tax purposes.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold Shares should consult its tax advisors with respect to the purchase, ownership and disposition of Shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in our Shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

Election to Be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC treatment, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to the sum of 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, and 90% of our net tax-exempt interest income, if any (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).

Taxation as a RIC

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) as dividends to our stockholders.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, or currencies, other income derived with respect to its business of investing in such stock, securities or currencies and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, as a RIC, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year (as discussed above). If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.

Any underwriting fees paid by us with respect to our own stock are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business — Regulation as a Business Development Company — Senior Securities and Indebtedness.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes (therefore, received amounts treated as dividends of such corporations). Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement for each taxable year.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional Shares. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.

Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its Shares and regardless of whether paid in cash or reinvested in additional Shares. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s Shares and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional Shares purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued Shares will be treated as receiving a distribution equal to the value of the shares received and should have a cost basis of such amount.

Although we currently intend to distribute any net capital gains at least annually, we may in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their Shares. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit or refund will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any tax year and (2) the amount of capital gain dividends paid for that tax year, we may, under certain circumstances, elect to treat a dividend that is paid during the following tax year as if it had been paid during the tax year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the tax year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the dividend was declared.

With respect to the reinvestment of dividends, if a U.S. Shareholder owns Shares registered in its own name, the U.S. Shareholder will have all cash distributions automatically reinvested in additional Shares unless the U.S. Shareholder opts out of the reinvestment of dividends by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested will nevertheless remain taxable to the U.S. Shareholder. The U.S. Shareholder will have an adjusted basis in the additional Shares purchased through the reinvestment equal to the amount of the reinvested distribution. The additional Shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. Shareholder’s account.

If an investor purchases Shares shortly before the record date of a distribution, the price of the Shares will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of their investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their Shares. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their Shares for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of Shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such Shares. In addition, all or a portion of any loss recognized upon a disposition of Shares may be disallowed if other Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of Shares acquired will be increased to reflect the disallowed loss.

In general, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. stockholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our Shares. Such rate is lower than the maximum federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent tax years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a tax year, but may carry back such losses for three tax years or carry forward such losses for five tax years.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the lower tax rates applicable to certain qualified dividends.

Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (1) Shares and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) our Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Shares being treated as regularly traded on an established securities market for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (1) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment advisor and certain of our other expenses, (2) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. stockholder’s allocable share of these fees and expenses may be treated as miscellaneous itemized deductions by such U.S. stockholder. Miscellaneous itemized deductions are generally not deductible by a U.S. stockholder that is an individual, trust or estate through 2025 and beginning in 2026 and deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes. Miscellaneous itemized deductions are not deductible at any time for purposes of the alternative minimum tax for individuals and will be subject an annual cap for income tax purposes for individuals beginning in 2026.

Backup withholding, currently at a rate of 24%, may be applicable to all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability and may entitle such stockholder to a refund, provided that proper information is timely provided to the IRS.

If a U.S. stockholder recognizes a loss with respect to Shares of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. Direct stockholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

A U.S. Shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. Shareholder of the activities we propose to conduct could give rise to UBTI. However, a BDC (and RIC) is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. Shareholder generally should not be subject to U.S. taxation solely as a result of the shareholder’s ownership of our Shares and receipt of dividends with respect to such common stock. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. Shareholder. Therefore, a tax-exempt U.S. Shareholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Legislation has been introduced in Congress in the past, and may be introduced again in the future, which would change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments if enacted. In the event that any such proposals were to be adopted and applied to BDCs (and RICs), the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate mortgage investment conduits, which we do not currently plan to do, that could result in a tax-exempt U.S. Shareholder recognizing income that would be treated as UBTI.

An additional 3.8% federal tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.

Taxation of Non-U.S. Stockholders

The following discussion only applies to certain non-U.S. stockholders. Whether an investment in the Shares is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the Shares by a non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our Shares.

Subject to the discussion below, distributions of our “investment company taxable income” to non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to non-U.S. stockholders directly) will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the non-U.S. stockholder (and, if treaty applies, are attributable to a U.S. permanent establishment of the non-U.S. stockholder), in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal tax if the non-U.S. stockholder complies with applicable certification and disclosure requirements such as providing IRS Form W-8ECI). Special certification requirements apply to a non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends received by a non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we may report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale of our Shares, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the United States or, in the case of an individual non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions (which we may do in the future), a non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our Shares that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

A non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the non-U.S. stockholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Withholding of U.S. tax (at a 30% rate) is required by the Foreign Account Tax Compliance Act, or FATCA, provisions of the Code with respect to payments of dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive new reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. Under proposed U.S. Treasury regulations, which may be relied upon until final U.S. Treasury regulations are published, there is no FATCA withholding on gross proceeds from the sale of disposition of Shares or on certain capital gain distributions. Stockholders may be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.

An investment in shares by a non-U.S. person may also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax, and state, local and foreign tax consequences of acquiring, owning or disposing of our Shares.

Item 1A. Risk Factors

Investing in our Shares involves a number of significant risks. Before you invest in our Shares, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

SUMMARY OF RISK FACTORS

Investing in our Shares involves a number of significant risks. You should carefully consider information found in the section entitled “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. Some of the risks involved in investing in our Shares include:

●	We are a new company and we are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve our investment objective and that the value of our Shares could decline substantially.

●	We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Shares less attractive to investors.

●	We may finance our investments with borrowed money. Our inability to access leverage in a timely fashion may inhibit our ability to make timely investments.

●	Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

●	There is no public market for our Shares, nor can we give any assurance that one will develop in the future.

●	We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

●	The collateral securing our first-lien debt may decrease in value over time, may be difficult to value, and may become subordinated to the claims of other creditors.

●	Our investments in second-lien and subordinate loans generally will be subordinated to senior loans and will either have junior security interests or be unsecured, which may result in greater risk and loss of principal.

●	Some of the loans in which we may invest may be “covenant-lite” loans, which may have a greater risk of loss as compared to investments in or exposure to loans with financial maintenance covenants.

●	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

●	There is no public market or active secondary market for many of the investments that we intend to make and hold and as a result, these investments may be deemed illiquid.

●	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

●	We may make investments in highly levered companies. Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

●	The amount of any distributions we may make on our Shares is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced.

●	If the current period of capital market disruption and instability due to the COVID-19 pandemic continues for an extended period of time, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

●	To the extent original issue discount (“OID”), and payment-in-kind (“PIK”), interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

●	The Advisor and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

●	Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	The Advisor may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Advisor may not have knowledge of all circumstances that could impact an investment by the Company.

●	Our management and incentive fee structure may create incentives for the Advisor that are not fully aligned with the interests of our stockholders and may induce the Advisor to make speculative investments.

●	If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

●	Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Shares.

●	We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Shares and our ability to pay distributions.

Risks Relating to Our Business and Structure

We are a new company and have limited operating history.

We were formed in March 2021 and we commenced operations in December 2021. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain of the other investment vehicles managed by our Advisor and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Our Advisor has a limited operating history under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

Global financial markets have experienced and may continue to experience significant volatility resulting from the spread of COVID-19. The global impact of the outbreak, including the impact of new variants of the virus, continues to evolve and many countries have instituted, and in some cases continue to institute, quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues at various times in response to this pandemic. Businesses have also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the continuing impact of COVID-19, have created and may continue to create significant disruption in supply chains and economic activity and have had a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate.

Disruptions in the capital markets caused by the COVID-19 pandemic initially increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These spreads have since decreased, but could widen rapidly if the outlook for the COVID-19 pandemic were to materially change. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Further, these events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

Countries have been and may continue to be forced to re-introduce public health restrictions and business shutdowns at various points in time due to surges in the reported number of cases, hospitalizations and deaths related to COVID-19. Additionally, renewed travel restrictions may impede global economic recovery. In addition, despite the availability of COVID-19 vaccines, it remains unclear when “herd immunity” will be achieved and when restrictions that have been imposed to slow the spread of the virus will be lifted entirely. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience the unfavorable market impacts of the virus. Similar consequences could arise in the future as a result of the spread of other infectious diseases.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to make investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of significant fiscal and monetary policy changes, including but not limited to, direct capital infusions into companies, new monetary programs and dramatically lower interest rates. For example, in response to the outbreak of COVID-19, the U.S. Government has approved and implemented various stimulus measures to offset the severity and duration of the adverse economic effects of COVID-19 and related disruptions in economic and business activity. There can be no guarantee that these or other future economic stimulus bills (within the United States or other affected countries throughout the world) will be sufficient or have their intended effect. In addition, an unexpected or quick reversal of such policies could increase volatility in securities markets, which could adversely affect our investments.

The global capital markets continue to be in a period of instability and economic uncertainty. These conditions have materially adversely affected debt and equity capital markets in the United States and around the world and could materially adversely affect our business.

The U.S. capital markets experienced extreme volatility and disruption during 2020 following the global outbreak of COVID-19, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. While market conditions stabilized for periods since, market volatility has returned recently, in part due to questions surrounding inflation and the signaling by the U.S. Federal Reserve Board (the “Federal Reserve”) of its intention to raise its benchmark interest rate several times in 2022. Market conditions could worsen if the outlook for a recovery from the COVID-19 pandemic worsens.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic, including new variants of the virus, on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

Significant changes in the capital markets, such as the continued disruption in economic activity caused by the COVID-19 pandemic, could limit our investment originations, limit our ability to grow and have a material negative impact on our and our targeted portfolio companies’ operating results and the fair values of our debt and equity investments.

We may use debt to finance our investments and changes in interest rates will affect our cost of capital and net investment income. In addition, the interest rates that extend beyond June 2023 might be subject to change based on recent regulatory changes.

We may borrow money or issue debt securities to make investments. As a result, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. The Federal Reserve has signaled its intention to raise its benchmark interest rates multiple times in 2022. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating, which could reduce our net investment income to the extent any of our debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments. Also, an increase in interest rates available to investors could make an investment in our Shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our Shares.

The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to begin phasing out LIBOR at the end of 2021. The FCA also announced that a majority of U.S. dollar LIBOR rates will not be published after June 30, 2023. It is expected that market participants will transition to the use of different alternatives reference or benchmark rates. However, although regulators have encouraged the development and adoption of alternative rates such as the Secured Overnight Financing Rate (“SOFR”), there is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement reference rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond the LIBOR phase out date with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the potential effect of a transition away from LIBOR on us or the financial instruments in which we invest can be difficult to ascertain, and they may vary depending on factors that include, but are not limited to: (i) existing fallback or termination provisions in individual contracts and (ii) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new products and instruments.

We depend upon our Advisor for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates.

Our portfolio is subject to management risk because it is actively managed. Our Advisor applies investment techniques and risk analyses in making investment decisions for us, but there can be no guarantee that they will produce the desired results.

We depend upon Kayne Anderson’s key personnel for our future success and upon their access to certain individuals and investment opportunities to execute on our investment objective. In particular, we depend on the diligence, skill and network of business contacts of our portfolio managers, who evaluate, negotiate, structure, close and monitor our investments. These individuals manage a number of investment vehicles on behalf of Kayne Anderson and, as a result, do not devote all of their time to managing us, which could negatively impact our performance. Furthermore, these individuals do not have long-term employment contracts with Kayne Anderson, although they do have equity interests and other financial incentives to remain with Kayne Anderson. We also depend on the senior management of Kayne Anderson. The departure of any of our portfolio managers or the senior management of Kayne Anderson could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisor will remain our investment advisor or that we will continue to have access to Kayne Anderson’s industry contacts and deal flow.

Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the Advisor’s and its affiliates relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Advisor and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

We may not replicate the historical results achieved by other entities managed or sponsored by members of the Advisor’s investment committee, or by the Advisor’s or its affiliates.

Our investments may differ from those of existing accounts that are or have been sponsored or managed by members of the Advisor’s investment committee, the Advisor or affiliates of the Advisor. Investors in our securities are not acquiring an interest in any accounts that are sponsored or managed by members of the Advisor’s investment committee, the Advisor or affiliates of the Advisor. Subject to the requirements of the 1940 Act, we may consider co-investing in portfolio investments with other accounts sponsored or managed by members of the Advisor’s investment committee, the Advisor or its affiliates. Any such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Kayne Anderson funds by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Advisor’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Advisor’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of the Advisor has substantial responsibilities under our Investment Management Agreement. We can offer no assurance that any current or future employees of the Advisor will contribute effectively to the work of, or remain associated with, the Advisor. We caution you that the principals of our Advisor or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Advisor. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The Advisor may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Advisor may not have knowledge of all circumstances that could impact an investment by the Company.

Investment analyses and decisions by the Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities, and the Advisor may not have knowledge of all circumstances that could adversely affect an investment by us. Moreover, there can be no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment, we will assess the strength of the underlying assets and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective.

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on the Advisor’s ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis depends upon the Advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Advisor has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by the Advisor, members of the Advisor’s investment committee or Kayne Anderson and its affiliates. The personnel of the Administrator and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with the Advisor and its affiliates and the Advisor’s investment committee, there may be times when the Advisor or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Conflicts related to obligations the Advisor’s investment committee, the Advisor or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.

The members of the Advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by the Advisor or its affiliates. The Advisor and its affiliates currently manage, and may in the future have, other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, the Advisor currently manages several private funds, some of which may seek additional capital from time to time, that are pursuing an investment strategy similar to ours, and we may compete with these and other accounts sponsored or managed by the Advisor and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with the Advisor. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Advisor and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Advisor to favor such other accounts. For example, the 1940 Act restricts the Advisor and its affiliates from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. The Advisor seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

The Advisor’s investment professionals are engaged in other investment activity on behalf of other clients.

Certain investment professionals who are involved in our activities remain responsible for the investment activities of other clients and investment vehicles managed by the Advisor and its affiliates, and they will devote time to the management of such investments and other newly created client portfolios (whether in the form of funds, separate accounts or other vehicles), as well as their own investments. In addition, in connection with the management of investments for other funds, separate accounts and other vehicles, members of Kayne Anderson and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Moreover, these other funds, separate accounts and other vehicles managed by Kayne Anderson and its affiliates may pursue investment opportunities that may also be suitable for us.

The Advisor’s investment committee, the Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of the Advisor and its affiliates and members of the Advisor’s investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our management fee structure may create incentives for the Advisor that are not fully aligned with the interests of our stockholders and may induce the Advisor to make speculative investments.

In the course of our investing activities, we pay management fees to the Advisor. The management fee is based on the fair market value of investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. As a result, investors in our Shares will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because this fee is based on our fair market value of investments, the Advisor benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our stockholders. Our Board of Directors is charged with protecting our stockholders’ interests by monitoring how the Advisor addresses these and other conflicts of interest associated with its management services and compensation.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded and for which no market quotations are readily available. As a result, our Board of Directors will determine the fair value of these securities in good faith. In addition, in connection with that determination, investment professionals from the Advisor may provide our Board of Directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s management fee is based, in part, on our fair market value of investments including assets purchased with borrowed funds or other forms of leverage, excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

Conflicts related to other arrangements with the Advisor or its affiliates.

We have entered into a license agreement with the Advisor under which the Advisor has granted us a non-exclusive, royalty-free license to use the name “Kayne Anderson.” In addition, we reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. This arrangement and others may create conflicts of interest that our Board of Directors must monitor.

The Investment Advisory Agreement and the Administration Agreement were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Advisor, the Administrator and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

We generally may make investments that could give rise to a conflict of interest and our ability to enter into transactions with our affiliates will be restricted.

We, along with our Advisor and certain of its affiliates, have obtained exemptive relief from the SEC to permit us to invest alongside certain entities and accounts advised by the Advisor and its affiliates subject to certain conditions.

We intend to invest alongside our Advisor’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-investment in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable. However, although the Advisor endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

We do not expect to invest in, or hold securities of, companies that are controlled by our affiliates’ other clients. However, our affiliates’ other clients may invest in, and gain control over, one of our portfolio companies. If our affiliates’ other client or clients gain control over one of our portfolio companies, this may create conflicts of interest and subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisor may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisor may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisor may choose to exit these investments prematurely and, as a result, we may forgo positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than us as a result of such transactions, our interests may not be aligned. Our ability to enter into transactions with our affiliates may be restricted.

In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief that have been granted to our Advisor and its affiliates by the SEC, our Advisor will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an affiliate’s other client holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Advisor or their respective affiliates except under certain circumstances or without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

The recommendations given to us by our Advisor may differ from those rendered to their other clients.

Our Advisor and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.

Our Shares are illiquid investments for which there is not a secondary market.

Our Shares are illiquid investments for which there is not a secondary market.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

There will be competition for investments from numerous other potential investors, many of which will have significant financial resources. As a result, there can be no guarantee that a sufficient quantity of suitable investment opportunities for us will be found, that investments on favorable terms can be negotiated, or that we will be able to fully realize the value of our investments. Competition for investments may have the effect of increasing our costs and expenses or otherwise decreasing returns generated on underlying investments, thereby reducing our investment returns.

A number of entities compete with us to make the types of investments that we plan to make. We will compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to qualify and maintain our qualification as a RIC. As a result of this competition, we may from time to time not be able to take advantage of attractive investment opportunities, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. Although our Advisor allocates opportunities in accordance with its allocation policy, allocations to other accounts managed or sponsored by our Advisor or its affiliates reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

In order to qualify, and maintain qualification, as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, and 90% of our net tax exempt interest income, if any, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because a significant portion of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business — Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”

We may be subject to risks that may arise in connection with the rules under ERISA related to investment by ERISA Plans.

We intend to operate so that we will be an appropriate investment for employee benefit plans subject to Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” for purposes of ERISA. In this regard, we intend to operate as a “venture capital operating company,” under the ERISA rules in order to avoid our assets being treated as “plan assets” for purposes of ERISA. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute each taxable year an amount at least equal to the sum of 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, and 90% of our net tax exempt interest income, if any, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Advisor’s allocation policy.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities or increases in loan balances as a result of contracted PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. We may be also subject to the following risks associated with PIK and OID investments:

●	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

●	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

●	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

●	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

●	Use of PIK and OID securities may provide certain benefits to our Advisor including increasing management fees.

●

We may be required under the tax laws to make distributions of OID income to stockholders without receiving any cash. Such required cash distributions may have to be paid from borrowings, if any, offering proceeds or the sale of our assets; and

●	The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our stockholders dividends for U.S. federal income tax purposes an amount at least equal to the sum of 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, and 90% of our net tax exempt interest income, if any, to our stockholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Item 1. Business — Material U.S. Federal Income Tax Considerations — Taxation as a RIC.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We do not expect to be treated as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) our Shares, and our preferred stock (if any), collectively being held by at least 500 persons at all times during a taxable year, (2) our Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Shares being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our investment advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions are generally not deductible by a U.S. stockholder that is an individual, trust or estate through 2025 and beginning in 2026 generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See “Item 1. Business — Material U.S. Federal Income Tax Considerations — Taxation of U.S. Stockholders.”

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

We may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities, if certain requirements are met. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur.

Nevertheless, if the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our Shares. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, if the value of the Company’s assets decreases, leverage will cause the Company’s net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage.

Similarly, any decrease in the Company’s revenue would cause its net income to decline more sharply than it would have if the Company had not borrowed or had borrowed less.

We are not generally able to issue and sell our Common Stock at a price below NAV per share. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then-current NAV per share of our Common Stock if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our Common Stock might experience dilution.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on the Advisor’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are currently unable to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would permit us to enter into securitizations, whether on a timely basis or at all. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Common Stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to the Advisor.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings. The current asset coverage ratio applicable to the Company is 150%. If this ratio were to decline below the then applicable minimum asset coverage ratio, we would be unable to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.

Investors in our Shares may fail to fund their Capital Commitments when due.

We call only a limited amount of Capital Commitments from investors in the private offering of our Shares upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its Capital Commitments to purchase Shares are fully funded. We may not call an investor’s entire Capital Commitment prior to the expiration of such investor’s commitment period.

Although the Advisor will seek to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, the Advisor’s ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in our Shares, late payments of drawdown purchases and other factors.

In addition, there is no assurance that all investors will satisfy their respective Capital Commitments. To the extent that one or more investors does not satisfy its or their Capital Commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its Capital Commitment when due, other stockholders who have an outstanding Capital Commitment may be required to fund such Capital Commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the Capital Commitment of any defaulting investor.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

We may enter into reverse repurchase agreements, which are another form of leverage.

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our NAV would decline, and, in some cases, we may be worse off than if we had not used such agreements.

While we currently have no intention to do so, our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Recently, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

Following the passage of the Dodd-Frank Act in 2010, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all and one or more of our leverage facilities, if any, could be accelerated by the lenders.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business — Regulation as a Business Development Company — Qualifying Assets.”

In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to qualify as a BDC would decrease our operating flexibility.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Item 2. Financial Information — Discussion of Management’s Expected Operating Plans — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

Our Level 3 investments will typically consist of instruments for which a liquid trading market does not exist. The fair value of these instruments may not be readily determinable. We will value these instruments in accordance with valuation procedures adopted by our Board. We intend to use the services of an independent valuation firm to review the fair value of certain instruments prepared by our Advisor. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available will be reviewed by an independent valuation firm. The types of factors that the Board of Directors may consider in fair value pricing of our investments include, where relevant: the nature and realizable value of any collateral; the company’s ability to make interest payments, amortization payments (if any) and other fixed charges; the company’s historical and projected financial results; the markets in which the company does business; the estimated enterprise value of the company based on comparisons to publicly-traded securities, on discounted cash flows and other valuation methodologies; changes in the interest rate environments and the credit markets generally that may affect the price at which similar investments may be made; and other relevant factors. Because such valuations, and particularly valuations of non-traded instruments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our Board may differ materially from the values that would have been used if a liquid trading market for these instruments existed. Our net asset value (“NAV”) could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

Recently, the SEC adopted new Rule 2a-5 under the 1940 Act. The new rule is intended to modernize valuation practices for registered funds, including business development companies. The full impact of the new rule is not yet known, however our valuation practices may be impacted including our ability to rely on certain historical valuation practices and policies. The new rule is scheduled to go in effect approximately third quarter of 2022.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, Dodd-Frank has impacted many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over several years. The SEC has adopted final rules for over 60 mandatory rulemaking provisions under Dodd-Frank, with several additional rules proposed but not yet adopted. While the ultimate impact of Dodd-Frank on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank, including the interpretation of the rules implementing its provisions and any future rules that may be adopted, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that may be proposed in the future, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Advisor to other types of investments in which the Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, the Advisor may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or CFTC, or may determine to operate subject to CFTC regulation, if applicable. If we or the Advisor were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent us from entering into any future securitization transaction. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules became effective December 24, 2016. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted, which left the architecture and core features of Dodd-Frank intact but significantly recalibrated applicability thresholds, revised various post-crisis regulatory requirements, and provided targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to Dodd-Frank were a substantial increase in the $50 billion asset threshold to $250 billion for automatic regulation of BHCs as “systemically important financial institutions” an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. In addition, effective October 1, 2020, the Federal Reserve, SEC and other federal agencies modified their regulations under the Volcker Rule to loosen the restrictions on financial institutions. The effects of these and any further rules or regulations that may be enacted by the Biden administration or future administrations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Uncertainty resulting from the U.S. political climate could negatively impact our business, financial condition and results of operations.

Commencing January 2021, the Democratic Party gained control of the executive and legislative branches of the federal government. It is unclear which political party will have control of the legislative branch as a result of the 2022 Congressional elections. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

The Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Advisor has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

●	the last day of the fiscal year ending after the fifth anniversary of any initial public offer of Shares;

●	the year in which our total annual gross revenues first exceed $1.07 billion;

●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

●	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Shares held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our Shares less attractive.

We will incur significant costs as a result of being registered under the Exchange Act.

We will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes- Oxley Act and other rules implemented by the SEC.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Shares.

We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an “emerging growth company.”

Upon registering our Shares under the Exchange Act, we will be subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes- Oxley Act and related rules, we and the value of our securities would be adversely affected.

We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Shares and our ability to pay distributions.

Our business depends on the communications and information systems of our Advisor and its affiliates. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber hacking could also cause significant disruption and harm to the companies in which we invest. The U.S. government has issued warnings that certain essential assets, specifically those related to energy and infrastructure, including exploration and production facilities, pipelines and transmission and distribution facilities, might be specific targets of terrorist activity. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our stockholders. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Advisor and third-party service providers.

We and many of our third-party service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the COVID-19 pandemic, Kayne Anderson has instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.

Many of our portfolio companies in which we may invest are susceptible to economic slowdowns or recessions and may experience declines in revenue, and in turn, declines in cash flows during these periods and be unable to repay our loans during these periods. Therefore, the value of our portfolio is likely to decrease during these periods and the portion of our investments that are considered to be non-performing is likely to increase. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.

Higher levels of inflation can reduce our returns and the value of our investments.

During any period of higher-than-normal levels of inflation, such as the current inflationary environment, interest rates typically increase. Higher interest rates will increase the cost of our borrowings and reduce returns to stockholders (including resulting in lower dividend payments by us). Further, in response to rising risk-free interest rates, market participants could require higher rates of interest on the types of loans and credit investments that we own, which would decrease the value of those investments.

Limitations of investment due diligence expose us to investment risk.

Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, the Advisor will assess the strength and skills of a company’s management and other factors that it believes are material to the performance of the investment.

In making the assessment and otherwise conducting customary due diligence, the Advisor will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities.

We may make investments in, or loans to, companies which are not subject to public company reporting requirements including requirements regarding preparation of financial statements and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Advisor to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on, and effectively monitor investments, may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

Our debt investments may be risky and we could lose all or part of our investments.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize such company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower. Moreover, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We may invest in highly leveraged companies, which could cause you to lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.

Our investments in private middle-market companies are risky, and you could lose all or part of your investment.

Investment in private middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Advisor is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make in our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of these senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

The lack of liquidity in our investments may adversely affect our business.

We may invest in companies that are experiencing financial difficulties, which difficulties may never be overcome. Our investments will be illiquid in most cases, and there can be no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises.

In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Advisor or any of its affiliates have material nonpublic information regarding such portfolio company.

In addition, we generally expect to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. We will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.

In certain cases, we may also be prohibited by contract from selling an investment for a period of time or otherwise be restricted from disposing of the investment. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	the enterprise value of the portfolio company;

●	the nature and realizable value of any collateral;

●	the company’s ability to make interest payments, amortization payments (if any) and other fixed charges;

●	call features, put features and other relevant terms of the debt security;

●	the company’s historical and projected financial results;

●	the markets in which the portfolio company does business; and

●	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

Our investments in portfolio companies may expose us to environmental risks.

We may invest in companies engaged in the ownership (direct or indirect), operation, management or development of real properties that may contain hazardous or toxic substances, and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and liabilities for injuries to persons and property. The existence of any such material environmental liability could have a material adverse effect on the results of operations, cash flow and share price of any such portfolio company. As a result, our investment performance could suffer substantially.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.

Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.

The portfolio companies in which we expect to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have not yet identified the portfolio company investments we will acquire.

We have not yet identified potential investments for our portfolio that we will acquire with the proceeds of sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace or that we will continue to identify sufficient suitable investment opportunities to deploy all Capital Commitments successfully. The Advisor selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. While we seek to identify additional investment opportunities, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high- quality debt investments that mature in one year or less from the date such investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we may classify the industries of our portfolio companies by end-market (such as health market or business services) and not by the products or services (such as software) directed to those end-markets, some of our portfolio companies may principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by the Advisor’s allocation policy.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.

There is no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.

The day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company’s management team. Although we will be responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, there can be no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. There can be no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management, there can be no assurance that the existing management of such companies will continue to operate a company successfully.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;

●	the ability to control the conduct of such proceedings;

●	the approval of amendments to collateral documents;

●	releases of liens on the collateral; and

●	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

The Advisor’s and Administrator’s liability is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, the Advisor does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Advisor, its officers, members, personnel and any person controlling or controlled by the Advisor are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Advisor’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. Similarly, the Administrator and certain specified parties providing administrative services pursuant to the relevant agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations, except those liabilities resulting primarily attributable to gross negligence, willful misconduct, bad faith or reckless disregard of the Administrator’s duties. These protections may lead the Advisor or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to risks under hedging transactions.

We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors.

In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in interest rates. Therefore, while we may enter into hedging transactions to seek to reduce interest rate risks, unanticipated changes in interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

We may not realize gains from our equity investments.

When we invest in  loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will seek to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our stockholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging will cause NAV to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees payable to our Advisor.

The amount of leverage that we employ depends on our Advisor’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We can offer no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for servicing our debt or distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

If the ratio of our total assets to total borrowings and other senior securities falls below the minimum asset coverage ratio applicable to the Company, which is currently 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Risks Relating to Our Common Stock

There is no public market for our Shares, and we do not expect there to be a market for our Shares.

There is no existing trading market for our Shares, and no market for our Shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of our Shares may be unable to liquidate an investment in our shares.

Our Shares have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

There are restrictions on the ability of holders of our Common Stock to transfer shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in our Shares and the price at which holders may be able to sell the shares.

We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Shares pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our Common Stock, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our Common Stock will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

If the current period of capital market disruption and instability due to the COVID-19 pandemic continues for an extended period of time, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distributions payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.

Investing in our Common Stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our Common Stock is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.

Our stockholders may receive our Shares as dividends, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in our Shares instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in our Shares. We currently do not intend to pay dividends in our Shares.

We may in the future determine to issue preferred stock, which could adversely affect the value of shares of Common Stock.

The issuance of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could make an investment in shares of Common Stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to holders of Common Stock, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into shares of Common Stock). In addition, under the 1940 Act, preferred stock would constitute a “senior security” for purposes of the 150% asset coverage test. We do not currently anticipate issuing preferred stock or, other than with respect to our leverage facilities, if any, debt securities within one year from the effective date of our Registration Statement.

An investor may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our Common Stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Common Stock are subject to reporting obligations under Section 16(a) of the Exchange Act.

An investor may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold 10% or more of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

GENERAL RISK FACTORS

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. Such risks include the escalating tensions and uncertainty between Ukraine and Russia. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, the COVID-19 pandemic outlook has led and for an unknown period of time may continue to lead to disruptions in local, regional, national and global markets and economies. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved may continue to result in, the following among other things: (i)  significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. Although many of these conditions have improved or resolved over the course of the pandemic, similar consequences could occur in the future as a result of new variants of the virus or other infectious diseases. The COVID-19 outbreak has had, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. Recurring COVID-19 outbreaks, including as a result of new variants of the virus, have led to the re-introduction of public health restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies in which we invest.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our targeted investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our targeted investments and, in certain instances, the impact will be adverse and profound.

If public health uncertainties and market disruptions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

We are subject to risks related to corporate responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the value of our Shares fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of KA Credit Advisors II, LLC is located at 811 Main Street, 14th Floor, Houston, TX 77002.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for our Shares currently, nor can we give any assurance that one will develop.

Because Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

Please see “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding the holders.

As of March 4, 2022, we had 4 holders of record of our common stock.

Distributions

There were no distributions declared and payable for the year ended December 31, 2021. The Company began investment operations on December 16, 2021.

Dividend Reinvestment Plan

There were no amounts received and shares of common stock issued to shareholders pursuant to our dividend reinvestment plan during the year ended December 31, 2021.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we issued and sold 8,600 shares of common stock at an aggregate offering amount of $43.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current report on Form 8-K.

ITEM 6. [RESERVED]

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview and Investment Framework

Kayne DL 2021, Inc. was formed in March 2021 as a Delaware corporation. We were formed to make investments in middle-market companies and commenced operations on December 16, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

We intend to achieve our investment objective by investing primarily in first lien senior secured, unitranche and split-lien loans (collectively, “secured middle market loans”) to privately held middle-market companies. Similar to first lien senior secured loans, unitranche loans typically have a first lien on all assets of the borrower, but provide leverage at levels similar to a combination of first lien and second lien and/or subordinated loans. Split-lien loans are loans that otherwise satisfy the criteria of a first lien loan but which have been structured with a credit facility that is senior in right of payment with respect to working capital assets of the borrower and a term loan that is collateralized by all other assets of the borrower. Depending on market conditions, we expect that at least 90% of our portfolio (including investments purchased with proceeds from borrowings, if any) will be invested in secured middle market loans. It is anticipated that most of these investments will be in core middle market companies, with the remainder in upper middle market companies. The remaining 10% of our portfolio may be invested in higher-returning investments, including, but not limited to, equity securities purchased in conjunction with secured middle market loans and other opportunistic investments (collectively “Opportunistic Investments”), including junior debt, real estate debt and infrastructure credit investments. We expect that the secured middle market loans we invest in will generally have stated maturities of no more than six years.

We intend to implement our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit team, which includes an extensive network of private equity firms, other middle-market lenders, financial advisors and intermediaries, and management teams, (2) selecting investments within our middle-market company focus, (3) implementing Kayne Anderson’s middle market private credit team’s proven underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

We believe our Advisor’s disciplined approach to origination, credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving investor capital. We anticipate the portfolio will be comprised of a broad mix of loans, with diversity among investment size, industry focus and geography. The Advisor’s team of professionals will conduct in-depth due diligence on prospective investments during the underwriting process and will be heavily involved in structuring the loan’s credit terms of each investment. Once an investment has been made, our Advisor will closely monitor portfolio investments and take a proactive approach identifying and addressing sector or company specific risks. The Advisor maintains a regular dialogue with portfolio company management teams (as well as their financial sponsors, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities.

Recent Developments

On February 25, 2022, we entered into a $25 million senior secured revolving credit facility (the “Subscription Credit Agreement”) with a maturity date of February 25, 2023. The Subscription Credit Agreement permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Agreement is equal to SOFR plus an applicable spread of 1.975% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement.

Portfolio and Investment Activity

As of December 31, 2021, we had 16 debt investments in 8 portfolio companies with an aggregate fair value of approximately $11.8 million and an amortized cost of $11.5 million consisting of first lien senior secured debt investments.

As of December 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 7.3%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 7.4%.

Our investment activity for the year ended December 31, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

For the year ended
December 31, 2021 ($ in millions)

New investments:
Gross investments	$17.1
Less: sold investments	-
Total new investments	17.1

Principal amount of investments funded:
Private credit investments	$11.8
Liquid credit investments	-
Total principal amount of investments funded	11.8

Principal amount of investments sold:
Private credit investments	-
Liquid credit investments	-
Total principal amount of investments sold or repaid	-

Number of new investment commitments	16
Average new investment commitment amount	$1.1
Weighted average maturity for new investment commitments	4.5 years
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	6.7%
Weighted average spread over LIBOR of new floating rate investment commitments	5.7%
Weighted average interest rate on investment sold or paid down	6.8%

The table below describes long-term investments by industry composition based on fair value as of December 31, 2021:

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

Results of Operations

We commenced investment operations on December 16, 2021. For the year ended December 31, 2021, our total investment income was derived from our initial portfolio of investments. All investments were income producing, and there were no loans on non-accrual status as of December 31, 2021.

The following table represents the operating results for the year ended December 31, 2021:

For the year ended
December 31, 2021
($ in millions)
Total investment income	$0.02
Less: Net expenses	0.40
Net investment income	(0.38)
Net realized gains (losses) on investments	-
Net change in unrealized gains (losses) on investments	0.26
Net increase (decrease) in net assets resulting from operations	$(0.12)

Investment Income

Investment income for the year ended December 31, 2021 totaled $0.02 million and consisted primarily of interest income on our debt investments.

Expenses

We commenced investment operations on December 16, 2021. Operating expenses for the year ended December 31, 2021, was as follows:

For the year ended
December 31, 2021
($ in millions)
Management fees	$0.00
Other operating expenses	0.17
Initial organization	0.21
Deferred offering costs	0.01
Directors fees	0.01
Total expenses	$0.40

Total expenses for the year ended December 31, 2021 included $0.21 million of initial organization expenses and $0.01 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. We commenced investment operations on December 16, 2021. During the year ended December 31, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

For the year ended
December 31, 2021
($ in millions)
Unrealized gains on investments	$0.26
Unrealized (losses) on investments	-
Net change in unrealized gains (losses) on investments	$0.26

The change in unrealized appreciation for the year ended December 31, 2021 totaled $0.26 million, which primarily related to our investments in the following table:

For the year ended
December 31, 2021
($ in millions)
Portfolio Company
Siegel Egg Co., LLC	$0.06
SGA Dental Partners Holdings, LLC	0.05
Guardian Dentistry Partners	0.04
BCI Burke Holding Corp.	0.04
Brightview, LLC	0.03
Corbett Technology Solutions, Inc.	0.02
I.D. Images Acquisition, LLC	0.01
Peak Technologies	0.01
Total Unrealized Appreciation	$0.26

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our Shares and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our undrawn capital commitments and available capacity under our credit facilities, will be sufficient for our investing activities to conduct our operations. In the long term beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of December 31, 2021 and March 4, 2022, we had cash and cash equivalents of $31.5 million and $24.6 million, respectively, (including short-term investments). As of March 4, 2022, we had no amount borrowed under our Subscription Credit Agreement (see below).

On February 25, 2022, we entered into a senior secured revolving credit facility (the “Subscription Credit Agreement”) that has a total commitment of $25 million and a maturity date of February 25, 2023.  The Subscription Credit Agreement permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Agreement is equal to SOFR plus an applicable spread of 1.975% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement.

Capital Contributions

As of March 4, 2022, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $310.5 million ($43.0 million or 12.2% funded).

Contractual Obligations

As of December 31, 2021, we did not have any contractual principal payment obligations related to the repayment of indebtedness.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had an aggregate $5.3 million of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report. See Note 2 to our consolidated financial statements for the year ended December 31, 2021, for more information on our critical accounting policies.

Investment Valuation

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments.

Refer to Note 5 – Fair Value – for more information on the Company’s valuation process.

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

Related Party Transactions

Administration Agreement. On December 16, 2021, we entered into an Administration Agreement with our Advisor, which serves as our Administrator, pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administrator engaged U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

Investment Advisory Agreement. On December 16, 2021, we entered into the Investment Advisory Agreement with our Advisor. Our Advisor serves as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of a management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

For services rendered under the Investment Advisory Agreement, we will pay a management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$-	$-	$-
Up 75 basis points	$-	$-	$-
Up 100 basis points	$-	$-	$-
Up 200 basis points	$0.2	$-	$0.2
Up 300 basis points	$0.3	$-	$0.3

The data in the table is based on the Company’s current statement of assets and liabilities.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kayne DL 2021, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Kayne DL 2021, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statement of operations, changes in net assets and cash flows for the year ended December 31, 2021, including the related notes, and financial highlights for the year ended December 31, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2021 and the financial highlights for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 by correspondence with the custodian. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 10, 2022

We have served as the auditor of one or more investment companies in the Kayne Anderson Funds Family since 2004.

Kayne DL 2021, Inc.

Consolidated Statement of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

December 31, 2021
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $11,499)	$11,761
Short-term investments (amortized cost of $31,239)	31,239
Cash and cash equivalents	266
Deferred offering costs	137
Interest receivable	12
Prepaid expenses and other assets	112
Total Assets	$43,527

Liabilities:
Payable to affiliate	471
Management fee payable	2
Accrued expenses and other liabilities	175
Total Liabilities	$648

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 8,600 as of December 31, 2021 issued and outstanding	$-
Additional paid-in capital	42,824
Total distributable earnings (deficit)	55
Total Net Assets	$42,879
Total Liabilities and Net Assets	$43,527
Net Asset Value Per Common Share	$4,986

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Operations

(amounts in 000’s, except share and per share amounts)

For the year ended
December 31, 2021
Income:
Investment income from investments:
Interest income	$17
Total Investment Income	17

Expenses:
Management fees	2
Professional fees	153
Directors fees	8
Offering costs	6
Initial organization costs	208
Other general and administrative expenses	23
Total Expenses	400
Net Investment Income (Loss)	(383)

Realized and unrealized gains (losses) on investments

Net change in unrealized gains (losses):
Investments	262
Total net change in unrealized gains (losses)	262
Total realized and unrealized gains (losses)	262

Net Increase (Decrease) in Net Assets Resulting from Operations	$(121)

Per Common Share Data:
Basic and diluted net investment income per common share	$(58)
Basic and diluted net increase in net assets resulting from operations	$(18)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,600

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Changes in Net Assets

(amounts in 000’s)

For the year ended
December 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(383)
Net realized gains (losses) on investments	-
Net change in unrealized gains (losses) on investments	262
Net Increase (Decrease) in Net Assets Resulting from Operations	(121)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	43,000
Reinvestment of distributions	-
Net Increase in Net Assets Resulting from Capital Share Transactions	43,000
Total Increase (Decrease) in Net Assets	42,879
Net Assets, Beginning of Period	-
Net Assets, End of Period	$42,879

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Cash Flows

(amounts in 000’s)

For the year ended
December 31, 2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(121)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	(262)
Net accretion of discount on investments	(1)
Purchases of short-term investments, net	(31,239)
Purchases of portfolio investments	(11,504)
Proceeds from sales of investments and principal repayments	6
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(12)
(Increase)/decrease in deferred offering costs	(137)
(Increase)/decrease in prepaid expenses and other assets	(112)
Increase/(decrease) in management fees payable	2
Increase/(decrease) in payable to affiliate	471
Increase/(decrease) in accrued other general and administrative expenses	175
Net cash used in operating activities	(42,734)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	43,000
Net cash provided by financing activities	43,000
Net increase in cash and cash equivalents	266
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$266

Supplemental and Non-Cash Information:
Interest paid during the period	$-
Non-cash financing activities not included herein consisted of reinvestment of dividends	$-

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments
Private Credit Investments(4)
Capital goods
I.D. Images Acquisition, LLC	First lien senior secured loan	7.25% (L + 6.25%)	7/30/2026	703	$691	$703	1.6%
				703	691	703	1.6%
Consumer durables & apparel
BCI Burke Holding Corp.	First lien senior secured loan	6.75% (L + 5.75%)	12/14/2027	2,294	2,253	2,294	5.4%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	6/14/2027	52	48	52	0.1%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	12/14/2023	-	-	-	0.0%
				2,346	2,301	2,346	5.5%
Food & beverage
Siegel Egg Co., LLC	First lien senior secured revolving loan	7.00% (L + 6.00%)	12/29/2026	164	153	164	0.4%
	First lien senior secured loan	7.00% (L + 6.00%)	12/29/2026	2,502	2,456	2,502	5.8%
				2,666	2,609	2,666	6.2%
Health care equipment & services
Brightview, LLC	First lien senior secured loan	6.75% (L + 5.75%)	4/12/2024	2,212	2,182	2,212	5.1%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	4/12/2024	-	-	-	0.0%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	4/12/2024	-	-	-	0.0%
Guardian Dentistry Partners	First lien senior secured loan	6.75% (L + 5.75%)	8/20/2026	1,023	978	1,023	2.4%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	8/20/2026	-	-	-	0.0%
SGA Dental Partners Holdings, LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/30/2026	1,448	1,402	1,448	3.4%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/30/2026	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/30/2026	-	-	-	0.0%
				4,683	4,562	4,683	10.9%
Software & services
Peak Technologies	First lien senior secured loan	7.50% (L + 6.50%)	4/1/2026	421	413	421	1.0%
				421	413	421	1.0%
Telecommunication services
Corbett Technology Solutions, Inc.	First lien senior secured loan	6.00% (L + 5.00%)	10/27/2027	942	923	942	2.2%
				942	923	942	2.2%
Total Private Credit Investments				11,761	11,499	11,761	27.4%
Total Debt Investments				11,761	11,499	11,761	27.4%

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 0.01% (5)	31,239	31,239	31,239	72.9%
Total Short-Term Investments	31,239	31,239	31,239	72.9%
Total Investments		$42,738	$43,000	100.3%

Liabilities in Excess of Other Assets			(121)	(0.3)%
Net Assets			$42,879	100.0%

(1)	As of December 31, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2021, the tax cost of the Company’s investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).
(5)	The indicated rate is the yield as of December 31, 2021.

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

 (amounts in 000’s, except share and per share amounts)

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

The Company was formed as a Delaware corporation in March 2021. The Company was formed to make investments in middle-market companies and commenced operations on December 16, 2021.

As of December 31, 2021, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock.

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

The Company conducts private offerings of its Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of its Common Stock (“Shares”) pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. The Company commenced its loan origination and investment activities on December 16, 2021 contemporaneously with the initial drawdown from investors in the private offering.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. As of December 31, 2021, KDL Corp, LLC held no investments.

C. Use of Estimates—the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ materially from those estimates.

D. Cash and Cash Equivalents—cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts.

E. Investment Valuation, Fair Value—the Company conducts the valuation of its investments consistent with GAAP and the 1940 Act. The Company’s investments will be valued no less frequently than quarterly, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, Fair Value Measurement and Disclosures (“ASC 820”).

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of the Company’s Advisor, fair market value will be determined using the Company’s valuation process for investments that are privately issued or otherwise restricted as to resale.

The Company may also invest, to a lesser extent, in equity securities purchased in conjunction with debt investments. While the Company anticipates these equity securities to be issued by privately held companies, the Company may hold equity securities that are publicly traded. Equity securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and ask prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Equity securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities. Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of the Company’s Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of the Company’s Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. The Company expects that a significant majority of its investments will be Level 3 investments. Unless otherwise determined by the Board, the following valuation process is used for the Company’s Level 3 investments:

●	Investment Team Valuation. The applicable investments are valued by senior professionals of Kayne Anderson who are responsible for the portfolio investments. The value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e., illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value. The investments will be valued no less frequently than quarterly, with new investments valued at the time such investment was made.

●	Investment Team Valuation Documentation. Preliminary valuation conclusions will be determined by the Company’s executive officers. Such valuation and supporting documentation is submitted to the Audit Committee (a committee of the Board) and the Board on a quarterly basis.

●	Audit Committee. The Audit Committee meets to consider the valuations submitted by our executive officers at the end of each quarter. Between meetings of the Audit Committee, the executive officers of the Company are authorized to make valuation determinations. All valuation determinations of the Audit Committee are subject to ratification by the Board at its next regular meeting.

●	Valuation Firm. Quarterly, third-party valuation firms engaged by the Board review the valuation methodologies and calculations employed for each of the Company’s investments that the Company has placed on the “watch list” and approximately 25% of its remaining investments. These third-party valuation firms will review all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The Company expects the quarterly report issued by these third-party valuation firms will assist the Board in determining the fair values of the investments reviewed.

●	Board Determination. The Company’s Board meets quarterly to consider the valuations provided by the Company’s executive officers and the Audit Committee and ratify valuations for the applicable investments. The Company’s Board considers the report provided by the third-party valuation firms in reviewing and determining in good faith the fair value of the applicable portfolio investments.

The Board of Directors will be ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments. Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

F. Interest Income Recognition— Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

G. Dividends to Common Stockholders—Distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

H. Organizational Costs—organizational expenses include costs and expenses relating to the formation and organization of the Company. The Company has agreed to reimburse the Advisor for these costs which are expensed as incurred.

I. Offering Costs – offering costs include costs and expenses incurred in connection with the offering of the Company’s common stock. These costs are capitalized as deferred offering expenses and included in prepaid expenses and other assets on the Statement of Assets and Liabilities. These costs are amortized over a twelve-month period beginning with the commencement of operations. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement and registration fees. The Company has agreed to reimburse the Advisor for these costs. The aggregate amount of organizational expenses and offering costs shall not exceed $350 for such reimbursement to the Advisor.

J. Income Taxes – it is the Company’s intention to continue to be treated as and to qualify each year for special tax treatment afforded a RIC under the Code. As long as the Company meets certain requirements that govern its sources of income, diversification of assets and timely distribution of earnings to stockholders, the Company will not be subject to U.S. federal income tax.

The Company must pay distributions equal to 90% of its investment company taxable income (ordinary income and short-term capital gains) to qualify as a RIC and it must distribute all of its taxable income (ordinary income, short-term capital gains and long-term capital gains) to avoid federal income taxes. The Company will be subject to federal income tax on any undistributed portion of income. For purposes of the distribution test, the Company may elect to treat as paid on the last day of its taxable year all or part of any distributions that are declared after the end of its taxable year if such distributions are declared before the due date of its tax return, including any extensions (October 15th).

All RICs are subject to a non-deductible 4% excise tax on income that is not distributed on a timely basis in accordance with the calendar year distribution requirements. To avoid the tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its net capital gains for the one-year period ending on December 31, the last day of our taxable year, and (iii) undistributed amounts from previous years on which the Company paid no U.S. federal income tax. A distribution will be treated as paid during the calendar year if it is paid during the calendar year or declared by the Company in October, November or December, payable to stockholders of record on a date during such months and paid by the Company during January of the following year. Any such distributions paid during January of the following year will be deemed to be received by stockholders on December 31 of the year the distributions are declared, rather than when the distributions are actually received.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company cannot determine when it will qualify as a publicly offered RIC. If the Company does not qualify as a publicly offered RIC during the tax year, a non-corporate shareholder’s allocable portion of the Company’s affected expenses, including its management fees, may be treated as an additional distribution to shareholders. A non-corporate shareholder’s allocable portion of these expenses may be treated as miscellaneous itemized deductions that are not currently deductible by such shareholders.

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

K. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) has announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies will cease to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development, in most major currencies including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are developing in response to these new reference rates. Uncertainty exists related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. Although SOFR appears to be the preferred replacement rate for LIBOR, at this time, it is not possible to predict the full effect of any such changes or any establishment of alternative reference rates.

L. Commitments and Contingencies – in the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 3. Agreements and Related Party Transactions

A. Administration Agreement – on December 16, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC.

The Company will reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement. As the Company reimburses the Administrator for its expenses, the Company will indirectly bear such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

B. Investment Advisory Agreement – on December 16, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice..

The Company has agreed to reimburse the Advisor and its affiliates for the third-party costs incurred on its behalf in connection with the formation and the offering of shares of the Company’s common stock. Amounts shown as payables to affiliates on the Statement of Assets and Liabilities represent organizational expenses and offering costs of the Company that were paid by the Advisor and its affiliates on behalf of the Company.

Management Fee

The management fee will be calculated at an annual rate of 0.75% of the fair market value of the Company’s investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

The management fee will be payable quarterly in arrears and calculated based on the average value, at the end of the two most recently completed calendar quarters, of our fair market value of investments, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Management fees for any partial quarter will be appropriately pro-rated.

For the year ended December 31, 2021, the Company incurred management fees of $2.

C. Other – KACALP, an affiliate of the Advisor, made equity contributions of $430 during the year ended December 31, 2021.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Fair
	Cost	Value
First-lien senior secured debt investments	$11,499	$11,761
Short-term investments	31,239	31,239
Total Investments	$42,738	$43,000

As of December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The industry composition of long-term investments based on fair value as of December 31, 2021 was as follows:

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

Note 5. Fair Value

The Fair Value Measurement Topic of the FASB Accounting Standards Codification (ASC 820) defines fair value as the price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants under current market conditions at the measurement date. As required by ASC 820, the Company has performed an analysis of all investments measured at fair value to determine the significance and character of all inputs to their fair value determination. Inputs are the assumptions, along with considerations of risk, that a market participant would use to value an asset or a liability. In general, observable inputs are based on market data that is readily available, regularly distributed and verifiable that the Company obtains from independent, third-party sources. Unobservable inputs are developed by the Company based on its own assumptions of how market participants would value an asset or a liability.

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

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

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

The following table presents the fair value hierarchy of investments as of December 31, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$11,761	$11,761
Short-term investments	31,239	-	-	31,239
Total Investments	$31,239	$-	$11,761	$43,000

For the year ended December 31, 2021, the Company did not recognize any transfers to or from Level 3.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for year ended December 31, 2021:

For the year ended
December 31, 2021

Fair value, beginning of period	$-
Purchases of investments	11,504
Proceeds from sales of investments and principal repayments	(6)
Net change in unrealized gain (loss)	262
Net accretion of discount on investments	1
Transfers into (out of) Level 3	-
Fair value, end of period	$11,761

The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of December 31, 2021, none of the Company’s non-traded debt investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

To determine the estimated market yield for our debt investments, the Company analyzes changes in the risk/reward (measured by yields and leverage) of middle market indices as compared to changes in risk/reward for the underlying investment (the “Market Approach”) and estimates the appropriate credit spread for such debt investment. In this context, the fair market value of the investment is impacted by the structure and pricing of the security relative to current market yields and credit spreads for similar investments in similar businesses as well as the financial performance of such business. In performing this analysis, the Company considers data sources including, but not limited to: (i) industry publications, such as S&P Global’s High-End Middle Market Lending Review; Thomson Reuter’s Refinitiv Middle Market Monthly Stats; CapitalIQ; Pitchbook News; The Lead Left, and other data sources; (ii) comparable investments reviewed or completed by affiliates of the Advisor, and (iii) information obtained and provided by the Advisor’s independent valuation managers.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

To determine if a debt investment is credit impaired, the Company estimates the enterprise value of the business and compares such estimate to the outstanding indebtedness of such business. The Company utilizes the following valuation methodologies to determine the estimated enterprise value of the company: (i) analysis of valuations of publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations of M&A transaction valuations for companies in a similar line of business (“precedent transaction analysis”), (iii) discounted cash flows (“DCF analysis”) and (iv) other valuation methodologies.

In determining the non-traded debt investment valuations, the following factors are considered, where relevant: the nature and realizable value of any collateral; the company’s ability to make interest payments, amortization payments (if any) and other fixed charges; call features, put features and other relevant terms of the debt security; the company’s historical and projected financial results; the markets in which the company does business; changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be valued; and other relevant factors.

Equity investments in private companies are typically valued using one of or a combination of the following valuation techniques: (i) public company analysis, (ii) precedent transaction analysis and (iii) DCF analysis.

Under all of these valuation techniques, the Company estimates operating results of the companies in which we invest, including earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) and free cash flow. These estimates utilize unobservable inputs such as historical operating results, which may be unaudited, and projected operating results, which will be based on operating assumptions for such company. Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information. These estimates will be sensitive to changes in assumptions specific to such company as well as general assumptions for the industry. Other unobservable inputs utilized in the valuation techniques outlined above include: discounts for lack of marketability, selection of publicly traded companies, selection of similar precedent transactions, selected ranges for valuation multiples and expected required rates of return (discount rates).

Quantitative Table for Valuation Techniques

	As of December 31, 2021
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$11,761	Market Approach - Yield Analysis	Credit Spreads	5.00% - 6.50%	5.77%

Note 6. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital drawdown notices pursuant to subscription agreements with investors for the year ended December 31, 2021. The Company commenced investment operations on December 16, 2021.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
December 16, 2021	$5,000	600	$3,000
December 20, 2021	$5,000	8,000	$40,000
Total common stock issued		8,600	$43,000

As of December 31, 2021, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $310,535 of undrawn commitments at December 31, 2021.

Dividends and Dividend Reinvestment

There were no dividends declared and payable by the Company for the year ended December 31, 2021.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 7. Commitments and Contingencies

The Company had an aggregate of $5,300 of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities, and are not reflected in the Company’s consolidated statements of assets and liabilities. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

As of
December 31, 2021
Guardian Dentistry Partners	$1,977
SGA Dental Partners Holdings, LLC	1,552
Brightview, LLC	783
BCI Burke Holding Corp.	654
Siegel Egg Co., LLC	334
Total unfunded commitments	$5,300

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 8. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the year ended December 31, 2021. The Company commenced investment operations on December 16, 2021.

For the year ended
December 31, 2021

Net increase (decrease) in net assets resulting from operations	$(121)
Weighted average shares of common stock
outstanding - basic and diluted	6,600
Earnings (loss) per share of common stock - basic and diluted	$(18)

Note 9. Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year end December 31, 2021. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as dividends. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or net operating losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax year ended December 31, 2021. These reclassifications have no impact on net assets.

For the year ended December 31, 2021
Increase (decrease) in distributable earnings	$176
Increase (decrease) in additional paid-in capital	$(176)

Taxable income generally differs from the net increase in net assets resulting from operations for financial reporting purposes due to (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until these are realized; (2) income or loss recognition on exited investments; (3) non-deductible U.S. federal excise taxes; and (4) other non-deductible expense.

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2021:

For the year ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$(121)
Net change in unrealized losses (gains) from investments	(262)
Non-deductible expenses, offering costs disallowed	6
Other book tax differences	207
Taxable income (loss) before deductions for distributions	$(170)

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of tax character will not be made until the Company files its tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. There were no distributions paid to stockholders during the tax year ended December 31, 2021.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For the year ended December 31, 2021, the components of accumulated earnings on a tax basis were as follows:

For the year ended December 31, 2021
Undistributed net investment income (loss)	$-
Undistributed capital gains	-
Capital loss carryforward	-
Other accumulated gain (loss)	-
Other temporary book / tax differences	(207)
Net unrealized appreciation (depreciation)	262
Total	$55

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2021, the Company had no capital loss carryforwards.

As of December 31, 2021, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

December 31, 2021
Tax cost	42,738

Gross unrealized appreciation	262
Gross unrealized depreciation	-
Net unrealized appreciation/(depreciation) on investments	$262

KDL Corp, LLC, a wholly owned subsidiary that was formed in December 2021, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, KDL Corp, LLC is subject to U.S. Federal, state and local taxes. For the Company’s tax year ended December 31, 2021, KDL Corp, LLC did not have activity that resulted in any provision for income taxes.

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2021, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the year ended December 31, 2021:

For the year ended
December 31, 2021 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance(1)
Net Asset Value, Beginning of Period(2)	$4,976

Results of Operations:
Net Investment Income	(58)
Net Realized and Unrealized Gain (Loss) on Investments(3)	68
Net Increase (Decrease) in Net Assets Resulting from Operations	10

Distributions to Common Stockholders
Distributions from Net Investment Income	-
Net Decrease in Net Assets Resulting from Distributions	-

Net Asset Value, End of Period	$4,986

Shares Outstanding, End of Period	8,600

Ratio/Supplemental Data
Net assets, end of period	$42,879
Weighted-average shares outstanding	6,600
Total Return(4)	(0.3)%
Portfolio turnover	0.1%
Ratio of operating expenses to average net assets(5)	N/M
Ratio of net investment income (loss) to average net assets(5)	N/M

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The initial offering price of $5,000 per share less $24 per share of organizational costs.
(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.
(5)

Not meaningful (N/M). The calculations of the ratio of operating expenses to average net assets and ratio of net investment income (loss) to average net assets are not meaningful, as the Company commenced investment operations on December 16, 2021 and therefore had 16 days of activity during 2021. The expenses of the Company consist primarily of non recurring organizational expense and annual tax preparation and audit expense.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

On February 25, 2022, the Company entered into a senior secured revolving credit facility (the “Subscription Credit Agreement”), that has a total commitment of $25,000 and a maturity date of February 25, 2023.  The Subscription Credit Agreement permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Agreement is equal to SOFR plus an applicable spread of 1.975% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Report of Management on Internal Control Over Financial Reporting

This annual report does not include an annual report of management’s assessment regarding internal control over financial reporting or attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1*	Description of Securities

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	License Agreement (1)

10.4	Indemnification Agreement (1)

10.5	Custody Agreement (1)

10.6	Subscription Agreement (1)

10.7	Subscription Credit Agreement (2)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kayne DL 2021, Inc.

Dated: March 10, 2022	By:	/s/ James C. Baker, Jr.
James C. Baker, Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: March 10, 2022	By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)