Form 10-Q
period 2022-03-31
Kayne DL 2021, Inc.
filed 2022-05-16
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2022, the registrant had 8,600 shares of common stock, $0.001 par value per share, outstanding. As of May 11, 2022, there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease pandemic (“COVID-19 pandemic”);

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the ability of (1) the companies in which the Company invests to achieve their objectives and (2) the Company to continue to effectively manage the business due to disruptions, both of which are caused by the current COVID-19 pandemic;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000's, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $23,910 and $11,499)	$24,409	$11,761
Short-term investments (amortized cost of $18,946 and $31,239)	18,946	31,239
Cash and cash equivalents	4,783	266
Deferred offering costs	101	137
Interest receivable	123	12
Prepaid expenses and other assets	165	112
Total Assets	$48,527	$43,527

Liabilities:
Subscription credit facility (Note 6)	$5,000	$-
Payable to affiliate	11	471
Management fee payable	33	2
Accrued expenses and other liabilities	330	175
Total Liabilities	$5,374	$648

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 8,600 as of March 31, 2022 and December 31, 2021 issued and outstanding	$-	$-
Additional paid-in capital	42,824	42,824
Total distributable earnings (deficit)	329	55
Total Net Assets	$43,153	$42,879
Total Liabilities and Net Assets	$48,527	$43,527
Net Asset Value Per Common Share	$5,018	$4,986

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000's, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2022
Income:
Investment income from investments:
Interest income	$346
Total Investment Income	346

Expenses:
Interest expense	18
Management fees	33
Professional fees	99
Directors fees	27
Offering costs	35
Other general and administrative expenses	98
Total Expenses	310
Net Investment Income (Loss)	36

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-
Total net realized gains (losses)	-
Net change in unrealized gains (losses):
Investments	238
Total net change in unrealized gains (losses)	238
Total realized and unrealized gains (losses)	238

Net Increase (Decrease) in Net Assets Resulting from Operations	$274

Per Common Share Data:
Basic and diluted net investment income per common share	$4
Basic and diluted net increase in net assets resulting from operations	$32
Weighted Average Common Shares Outstanding - Basic and Diluted	8,600

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000's)

(Unaudited)

For the three months ended March 31, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$36
Net realized gains (losses) on investments	-
Net change in unrealized gains (losses) on investments	238
Net Increase (Decrease) in Net Assets Resulting from Operations	274

Total Increase (Decrease) in Net Assets	274
Net Assets, Beginning of Period	42,879
Net Assets, End of Period	$43,153

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000's)

(Unaudited)

For the three months ended March 31, 2022

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$274
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	(238)
Net accretion of discount on investments	(26)
Sales of short-term investments, net	12,293
Purchases of portfolio investments	(12,478)
Proceeds from sales of investments and principal repayments	94
Amortization of deferred financing cost	9
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(111)
(Increase)/decrease in deferred offering costs	36
(Increase)/decrease in prepaid expenses and other assets	33
Increase/(decrease) in management fees payable	31
Increase/(decrease) in accrued organizational and offering costs, net	(460)
Increase/(decrease) in accrued other general and administrative expenses	155
Net cash used in operating activities	(388)
Cash Flows from Financing Activities:
Borrowings on subscription credit facility, net	5,000
Payments of debt issuance costs	(95)
Net cash provided by financing activities	4,905
Net increase in cash and cash equivalents	4,517
Cash and cash equivalents, beginning of period	266
Cash and cash equivalents, end of period	$4,783

Supplemental and Non-Cash Information:
Interest paid during the period	$-
Non-cash financing activities not included herein consisted of reinvestment of dividends	$-

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2022

(amounts in 000's)

(Unaudited)

			Maturity	Principal /	Amortized		Fair		Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)		Value		of Net Assets
Debt Investments
Private Credit Investments(4)
Auto components
Vehicle Accessories, Inc.	First lien senior secured loan	6.50% (S + 5.50%)	11/30/2026	1,727	$1,698		$1,727		4.0%
				1,727	1,698		1,727		4.0%
Building products
BCI Burke Holding Corp.	First lien senior secured loan	6.75% (L + 5.75%)	12/14/2027	2,288	2,250		2,288		5.3%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	12/14/2022	-	-		-		-%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	6/14/2027	57	53		57		0.1%
				2,345	2,303		2,345		5.4%
Commercial services & supplies
Bishop Lifting Products , Inc.	First lien senior secured revolving loan	7.25% (L + 6.25%)	2/1/2027	91	87		91		0.2%
	First lien senior secured loan	7.25% (L + 6.25%)	2/1/2027	2,750	2,697		2,750		6.4%
				2,841	2,784		2,841		6.6%
Diversified telecommunication services
Corbett Technology Solutions, Inc.	First lien senior secured loan	6.00% (L + 5.00%)	10/29/2027	846	829		846		1.9%
	First lien senior secured loan	6.01% (L + 5.00%)	10/29/2027	940	922		940		2.2%
				1,786	1,751		1,786		4.1%
Food products
Siegel Egg Co., LLC	First lien senior secured revolving loan	7.00% (L + 6.00%)	12/29/2026	377	367		377		0.9%
	First lien senior secured loan	7.00% (L + 6.00%)	12/29/2026	2,502	2,459		2,502		5.8%
				2,879	2,826		2,879		6.7%
Health care providers & services
Brightview, LLC	First lien senior secured loan	6.75% (L + 5.75%)	4/12/2024	2,206	2,181		2,206		5.1%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	4/12/2024	-	-			-	-%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	4/12/2024	-	-		-		-%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	8/20/2026	262	234		262		0.6%
	First lien senior secured loan	7.00% (L + 6.00%)	8/20/2026	1,020	1,008		1,020		2.4%
OMH-Healthedge Holdings, LLC	First lien senior secured loan	7.50% (L + 6.00%)	10/24/2025	3,000	2,934		3,000		7.0%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/30/2026	808	787		808		1.9%
	First lien senior secured loan	6.50% (L + 5.50%)	12/30/2026	1,444	1,413		1,444		3.3%
				8,740	8,557		8,740		20.3%
Leisure products
MacNeill Pride Group	First lien senior secured delayed draw loan	7.25% (S + 6.25%)	4/22/2026	90	63		90		0.2%
	First lien senior secured revolving loan	7.25% (S + 6.25%)	4/22/2026	156	151		156		0.4%
				246	214		246		0.6%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	7.25% (S + 6.25%)	3/6/2027	975	966		975		2.3%
				975	966		975		2.3%
Software
Peak Technologies	First lien senior secured loan	8.07% (L + 7.07%)	4/1/2026	612	600		612		1.4%
				612	600		612		1.4%
Trading companies & distributors
CGI Automated Manufacturing LLC	First lien senior secured loan	7.00% (S + 6.00%)	12/17/2026	1,556	1,521		1,556		3.6%
	First lien senior secured delayed draw loan	7.00% (S + 6.00%)	5/17/2023	-	-		-		-%
	First lien senior secured revolving loan	7.00% (S + 6.00%)	12/17/2026	-		-	-		-%
I.D. Images Acquisition, LLC	First lien senior secured loan	7.26% (L + 6.25%)	7/30/2026	702	690		702		1.6%
				2,258	2,211		2,258		5.2%
Total Private Credit Investments				24,409	23,910		24,409		56.6%

Total Debt Investments				24,409	23,910		24,409		56.6%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 0.19% (5)	18,946	18,946	18,946	43.9%
Total Short-Term Investments	18,946	18,946	18,946	43.9%

Total Investments		$42,856	$43,355	100.5%

Liabilities in Excess of Other Assets			(202)	(0.5)%
Net Assets			$43,153	100.0%

(1)	As of March 31, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of March 31, 2022, the tax cost of the Company's investments approximates their amortized cost.

(4)

Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(5)	The indicated rate is the yield as of March 31, 2022.

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

The Company was formed as a Delaware corporation to make investments in middle-market companies and commenced operations on December 16, 2021.

As of March 31, 2022, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. As of March 31, 2022, KDL Corp, LLC held no investments.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

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

G. Debt Issuance Costs – Costs incurred by the Company related to the issuance of its debt (credit facility) are capitalized and amortized over the period the debt is outstanding. For the purpose of calculating the Company’s asset coverage ratios pursuant to the 1940 Act, deferred issuance costs are not deducted from the carrying value of debt.

H. Dividends to Common Stockholders—Distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

I. Organizational Costs—organizational expenses include costs and expenses relating to the formation and organization of the Company. The Company has reimbursed the Advisor for these costs which are expensed as incurred.

J. Offering Costs – offering costs include costs and expenses incurred in connection with the offering of the Company’s common stock. These costs were capitalized as deferred offering expenses and included in prepaid expenses and other assets on the Statement of Assets and Liabilities. These costs were amortized over a twelve-month period beginning with the commencement of operations. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement and registration fees. The Company reimbursed the Advisor for these costs. The aggregate amount of organizational expenses and offering costs shall not exceed $350 for such reimbursement to the Advisor.

K. Income Taxes – it is the Company’s intention to continue to be treated as and to qualify each year for special tax treatment afforded a RIC under the Code. As long as the Company meets certain requirements that govern its sources of income, diversification of assets and timely distribution of earnings to stockholders, the Company will not be subject to U.S. federal income tax.

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

L. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies ceased to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development, in most major currencies including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are developing in response to these new reference rates. Uncertainty exists related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. Although SOFR appears to be the preferred replacement rate for LIBOR, at this time, it is not possible to predict the full effect of any such changes or any establishment of alternative reference rates.

M. Commitments and Contingencies – in the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

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

For the three months ended March 31, 2022, the Company incurred management fees of $33.

C. Other – KACALP, an affiliate of the Advisor, made equity contributions of $430 during the year ended December 31, 2021. For the three months ended March 31, 2022, KACALP did not make any equity contributions to the Company.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$23,910	$24,409	$11,499	$11,761
Short-term investments	18,946	18,946	31,239	31,239
Total Investments	$42,856	$43,355	$42,738	$43,000

As of March 31, 2022 and December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

Beginning with the three months ended March 31, 2022, the Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, the Company used GICS, Level 2 – Industry Group.

The industry composition of long-term investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

March 31, 2022

Health care providers & services	35.8%
Food products	11.8%
Commercial services & supplies	11.6%
Building products	9.6%
Trading companies & distributors	9.3%
Diversified telecommunication services	7.3%
Auto components	7.1%
Machinery	4.0%
Software	2.5%
Leisure products	1.0%
Total	100.0%

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

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

The following table presents the fair value hierarchy of investments as of March 31, 2022 and December 31, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$24,409	$24,409
Short-term investments	18,946	-	-	18,946
Total Investments	$18,946	$-	$24,409	$43,355

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$11,761	$11,761
Short-term investments	31,239	-	-	31,239
Total Investments	$31,239	$-	$11,761	$43,000

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the three months ended March 31, 2022, the Company did not recognize any transfers to or from Level 3.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022:

For the three months ended
March 31, 2022

Fair value, beginning of period	$11,761
Purchases of investments	12,478
Proceeds from sales of investments and principal repayments	(94)
Net change in unrealized gain (loss)	238
Net accretion of discount on investments	26
Transfers into (out of) Level 3	-
Fair value, end of period	$24,409

The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of March 31, 2022, none of the Company’s non-traded debt investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

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

Quantitative Table for Valuation Techniques

	As of March 31, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$24,409	Market Approach - Yield Analysis	Credit Spreads	5.00% - 7.05%	5.86%

	As of December 31, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$11,761	Market Approach - Yield Analysis	Credit Spreads	5.00% - 6.50%	5.77%

Note 6. Debt

On February 25, 2022, the Company entered into a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 25, 2023.  The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 1.975% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Debt obligations consisted of the following as of March 31, 2022:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$5,000	$20,000
Total debt	$25,000	$5,000	$20,000

(1) The amount available reflects any limitations related to the credit facility's borrowing base as of March 31, 2022.

For the three months ended March 31, 2022, the components of interest expense were as follows:

For the three months ended
March 31, 2022

Interest expense	$9
Amortization of debt issuance costs	9
Total interest expense	$18
Average interest rate	5.7%
Average borrowings	$1,286

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

There were no common stock shares issuances related to the Company’s subscription agreements with investors for the three months ended March 31, 2022.

As of March 31, 2022, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $310,535 of undrawn commitments at March 31, 2022.

Dividends and Dividend Reinvestment

There were no dividends declared and payable by the Company for the three months ended March 31, 2022.

Note 8. Commitments and Contingencies

The Company had an aggregate of $7,793 and $5,300, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2022 and December 31, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities, and are not reflected in the Company’s consolidated statements of assets and liabilities. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of March 31, 2022 and December 31, 2021 is shown in the table below:

	As of	As of
	March 31, 2022	December 31, 2021
BCI Burke Holding Corp.	$649	$654
Bishop Lifting Products , Inc.	159	-
Brightview, LLC	783	783
CGI Automated Manufacturing LLC	1,444	-
Guardian Dentistry Partners	1,716	1,977
MacNeill Pride Group	2,178	-
SGA Dental Partners Holdings, LLC	743	1,552
Siegel Egg Co., LLC	121	334
Total unfunded commitments	$7,793	$5,300

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022 and December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2022, there were no dilutive shares.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2022. The Company commenced investment operations on December 16, 2021.

For the three months ended
March 31, 2022

Net increase (decrease) in net assets resulting from operations	$274
Weighted average shares of common stock outstanding - basic and diluted	8,600
Earnings (loss) per share of common stock - basic and diluted	$32

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2022:

For the three months ended
March 31, 2022 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$4,986

Results of Operations:
Net Investment Income	4
Net Realized and Unrealized Gain (Loss) on Investments(2)	28
Net Increase (Decrease) in Net Assets Resulting from Operations	32

Net Asset Value, End of Period	$5,018

Shares Outstanding, End of Period	8,600

Ratio/Supplemental Data
Net assets, end of period	$43,153
Weighted-average shares outstanding	8,600
Total Return(3)	0.6%
Portfolio turnover	0.5%
Ratio of operating expenses to average net assets	2.9%
Ratio of net investment income (loss) to average net assets	0.3%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(3)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

For the three months ended March 31, 2022, the Board of Directors of the Company declared a distribution to common stockholders in the amount of $6.80 per share for a total of $58. The distribution is payable to stockholders of record as of the close of business on April 20, 2022. The payment date of the distribution has not yet been determined but is expected to be paid in the third quarter.

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

Overview and Investment Framework

Kayne DL 2021, Inc. was formed as a Delaware corporation to make investments in middle-market companies and commenced operations on December 16, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

Portfolio and Investment Activity

As of March 31, 2022, we had 21 debt investments in 14 portfolio companies with an aggregate fair value of approximately $24.4 million and an amortized cost of $23.9 million consisting of first lien senior secured debt investments.

As of March 31, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 7.3%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 7.4%.

Our investment activity for the three months ended March 31, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

For the three months ended
March 31, 2022 ($ in millions)

New investments:
Gross investments	$15.2
Less: sold investments	(0.1)
Total new investments	15.1

Principal amount of investments funded:
Private credit investments	$12.7
Liquid credit investments	-
Total principal amount of investments funded	12.7

Principal amount of investments sold:
Private credit investments	(0.1)
Liquid credit investments	-
Total principal amount of investments sold or repaid	(0.1)

Number of new investment commitments	12
Average new investment commitment amount	$1.3
Weighted average maturity for new investment commitments	4.5 years
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	6.9%
Weighted average spread over LIBOR of new floating rate investment commitments	5.9%
Weighted average interest rate on investment sold or paid down	6.2%

Beginning with the three months ended March 31, 2022, we use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, we used GICS, Level 2 – Industry Group.

The tables below describes long-term investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Health care providers & services	35.8%
Food products	11.8%
Commercial services & supplies	11.6%
Building products	9.6%
Trading companies & distributors	9.3%
Diversified telecommunication services	7.3%
Auto components	7.1%
Machinery	4.0%
Software	2.5%
Leisure products	1.0%
Total	100.0%

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

Results of Operations

Investment Income

For the three months ended March 31, 2022, our total investment income was derived from our portfolio of investments. All investments were income producing, and there were no loans on non-accrual status as of March 31, 2022.

The following table represents the operating results for the three months ended March 31, 2022:

For the three months ended
March 31, 2022
($ in millions)
Total investment income	$0.34
Less: Net expenses	0.31
Net investment income	0.03
Net realized gains (losses) on investments	-
Net change in unrealized gains (losses) on investments	0.24
Net increase (decrease) in net assets resulting from operations	$0.27

Investment Income

Investment income for the three months ended March 31, 2022 totaled $0.34 million and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three months ended March 31, 2022, was as follows:

For the three months ended
March 31, 2022
($ in millions)
Interest and debt financing expenses	$0.02
Management fees	0.03
Other operating expenses	0.20
Deferred offering costs	0.03
Directors fees	0.03
Total expenses	$0.31

Total expenses for the three months ended March 31, 2022 included $0.03 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

For the three months ended
March 31, 2022
($ in millions)
Unrealized gains on investments	$0.25
Unrealized (losses) on investments	(0.01)
Net change in unrealized gains (losses) on investments	$0.24

The change in unrealized appreciation for the three months ended March 31, 2022 totaled $0.25 million, which primarily related to our investments in the following table:

For the three months ended
March 31, 2022
($ in millions)
Portfolio Company
OMH-Healthedge Holdings, LLC	$0.07
Bishop Lifting Products, Inc.	0.06
CGI Automated Manufacturing LLC	0.03
MacNeill Pride Group	0.03
Vehicle Accessories, Inc.	0.03
Corbett Technology Solutions, Inc.	0.02
Pennsylvania Machine Works, LLC	0.01
Total Unrealized Appreciation	$0.25

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2022, our asset coverage ratio was 963%.

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

As of March 31, 2022, we had cash and cash equivalents of $23.7 million (including short-term investments). As of May 11, 2022, we had no borrowings outstanding under our Subscription Credit Agreement and cash and cash equivalents of $12.3 million (including short-term investments).

Capital Contributions

As of March 31, 2022, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $310.5 million ($43 million or 12.2% funded).

Credit Facility

Subscription Credit Facility. On February 25, 2022, we entered into a senior secured revolving credit facility (the “Subscription Credit Facility”) that has a total commitment of $25 million and a maturity date of February 25, 2023.  The Subscription Credit Facility permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 1.975% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at March 31, 2022 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$5.0	$5.0	$-	-	-
Total contractual obligations	$5.0	$5.0	$-	$-	$-

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had an aggregate $7.8 million and $5.3 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2022, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$-	$0.0	$(0.0)
Up 75 basis points	$0.2	$0.1	$0.1
Up 100 basis points	$0.2	$0.1	$0.1
Up 200 basis points	$0.5	$0.1	$0.4
Up 300 basis points	$0.7	$0.2	$0.5

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including risk factors related to the COVID-19 pandemic, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

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

In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	License Agreement (1)

10.4	Indemnification Agreement (1)

10.5	Custody Agreement (1)

10.6	Subscription Agreement (1)

10.7	Subscription Credit Agreement, dated February 25, 2022 (2)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.

(2)	Incorporated by reference from the Company’s Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: May 16, 2022	/s/ James C. Baker, Jr.
Name: James C. Baker, Jr.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	/s/ Terry A. Hart
Name: Terry A. Hart
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)