Form 10-Q
period 2022-06-30
Kayne DL 2021, Inc.
filed 2022-08-15
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 10,668 shares of common stock, $0.001 par value per share, outstanding. As of August 11, 2022, there was no public market for the registrant’s shares.

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

●

the ability of (1) the companies in which the Company invests to achieve their objectives and (2) the Company to continue to effectively manage the business due to disruptions, both of which are caused by the ongoing COVID-19 pandemic;

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $36,194 and $11,499)	$36,904	$11,761
Short-term investments (amortized cost of $6,624 and $31,239)	6,624	31,239
Cash and cash equivalents	10,196	266
Deferred offering costs	66	137
Interest receivable	240	12
Prepaid expenses and other assets	108	112
Total Assets	$54,138	$43,527

Liabilities:
Distributions payable	$58	$-
Payable to affiliate	-	471
Management fee payable	58	2
Accrued expenses and other liabilities	447	175
Total Liabilities	$563	$648

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 10,596 and 8,600 as of June 30, 2022 and December 31, 2021, respectively, issued and outstanding	$-	$-
Additional paid-in capital	52,824	42,824
Total distributable earnings (deficit)	751	55
Total Net Assets	$53,575	$42,879
Total Liabilities and Net Assets	$54,138	$43,527
Net Asset Value Per Common Share	$5,056	$4,986

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income:
Investment income from investments:
Interest income	$616	$-	$962	$-
Total investment income from investments	616	-	962	-
Total Investment Income	616	-	962	-

Expenses:
Interest expense	41	-	59	-
Management fees	58	-	91	-
Professional fees	115	-	214	-
Directors fees	27	-	54	-
Offering costs	36	-	71	-
Initial organization costs	-	79	-	333
Other general and administrative expenses	69	-	167	-
Total Expenses	346	79	656	333
Net Investment Income (Loss)	270	(79)	306	(333)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-	-	-
Total net realized gains (losses)	-	-	-	-
Net change in unrealized gains (losses):
Investments	210	-	448	-
Total net change in unrealized gains (losses)	210	-	448	-
Total realized and unrealized gains (losses)	210	-	448	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$480	$(79)	$754	$(333)

Per Common Share Data:
Basic and diluted net investment income per common share	$31		$35
Basic and diluted net increase in net assets resulting from operations	$56		$87
Weighted Average Common Shares Outstanding - Basic and Diluted	8,644		8,622

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$270	$(79)	$306	$(333)
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	210	-	448	-
Net Increase (Decrease) in Net Assets Resulting from Operations	480	(79)	754	(333)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(58)	-	(58)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(58)	-	(58)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	10,000	-	10,000	-
Net Increase in Net Assets Resulting from Capital Share Transactions	10,000	-	10,000	-
Total Increase (Decrease) in Net Assets	10,422	(79)	10,696	(333)
Net Assets, Beginning of Period	43,153	(244)	42,879	10
Net Assets, End of Period	$53,575	$(323)	$53,575	$(323)

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$754	$(333)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	(448)	-
Net accretion of discount on investments	(61)	-
Sales of short-term investments, net	24,615	-
Purchases of portfolio investments	(25,036)	-
Proceeds from sales of investments and principal repayments	402	-
Amortization of deferred financing cost	33	-
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(228)	-
(Increase)/decrease in deferred offering costs	71	(142)
(Increase)/decrease in prepaid expenses and other assets	66	(56)
Increase/(decrease) in management fees payable	56	-
Increase/(decrease) in payable to affiliate	-	438
Increase/(decrease) in accrued organizational and offering costs, net	(471)	93
Increase/(decrease) in accrued other general and administrative expenses	272	-
Net cash used in operating activities	25	-
Cash Flows from Financing Activities:
Payments of debt issuance costs	(95)	-
Proceeds from issuance of common shares	10,000	-
Net cash provided by financing activities	9,905	-
Net increase in cash and cash equivalents	9,930	-
Cash and cash equivalents, beginning of period	266	10
Cash and cash equivalents, end of period	$10,196	$10

Supplemental and Non-Cash Information:
Interest paid during the period	$10	$-
Non-cash financing activities not included herein consisted of reinvestment of dividends	$-	$-

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments
Private Credit Investments(4)
Aerospace & defense
Precinmac (US) Holdings, Inc.	First lien senior secured loan	7.63% (S + 6.00%)	8/31/2027	286	$279	$286	0.5%
				286	279	286	0.5%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured loan	8.32% (S + 6.00%)	2/29/2024	-	(41)	-	0.0%
				-	(41)	-	0.0%
Auto components
Vehicle Accessories, Inc.	First lien senior secured loan	8.07% (S + 5.50%)	11/30/2026	1,723	1,695	1,723	3.2%
				1,723	1,695	1,723	3.2%
Building products
BCI Burke Holding Corp.	First lien senior secured delayed draw loan	7.32% (L + 5.75%)	12/14/2023	-	-	-	0.0%
	First lien senior secured loan	7.32% (L + 5.75%)	12/14/2027	2,283	2,246	2,283	4.3%
	First lien senior secured revolving loan	7.32% (L + 5.75%)	6/14/2027	9	6	9	0.0%
				2,292	2,252	2,292	4.3%
Chemicals
Shrieve Chemical Company, LLC	First lien senior secured loan	8.01% (L + 6.00%)	12/2/2024	258	252	258	0.5%
				258	252	258	0.5%
Commercial services & supplies
Allentown, LLC	First lien senior secured delayed draw loan	7.60% (S + 6.00%)	10/22/2023	-	-	-	0.0%
	First lien senior secured revolving loan	7.60% (S + 6.00%)	4/22/2027	76	73	76	0.1%
	First lien senior secured loan	7.60% (S + 6.00%)	4/22/2027	2,288	2,264	2,288	4.3%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured revolving loan	7.50% (L + 6.25%)	2/1/2027	91	87	91	0.2%
	First lien senior secured loan	7.54% (L + 6.25%)	2/1/2027	2,743	2,693	2,743	5.1%
				5,198	5,117	5,198	9.7%
Diversified telecommunication services
Corbett Technology Solutions, Inc.	First lien senior secured loan	6.00% (L + 5.00%)	10/29/2027	843	827	843	1.6%
	First lien senior secured loan	6.00% (L + 5.00%)	10/29/2027	937	920	937	1.7%
				1,780	1,747	1,780	3.3%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	8.85% (S + 7.50%)	10/30/2025	1,480	1,451	1,480	2.8%
				1,480	1,451	1,480	2.8%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Food products
Siegel Egg Co., LLC	First lien senior secured revolving loan	6.92% (L + 6.00%)	12/29/2026	235	226	235	0.4%
	First lien senior secured loan	6.50% (L + 6.00%)	12/29/2026	2,496	2,454	2,496	4.7%
				2,731	2,680	2,731	5.1%
Health care providers & services
Brightview, LLC	First lien senior secured delayed draw loan	8.63% (L + 5.75%)	4/12/2024	-	-	-	0.0%
	First lien senior secured revolving loan	8.63% (L + 5.75%)	4/12/2024	-	-	-	0.0%
	First lien senior secured loan	8.63% (L + 5.75%)	4/12/2024	2,201	2,178	2,201	4.1%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	7.67% (L + 5.75%)	8/20/2026	580	553	580	1.1%
	First lien senior secured loan	7.67% (L + 5.75%)	8/20/2026	1,017	1,005	1,017	1.9%
Light Wave Dental Management LLC	First lien senior secured delayed draw loan	8.16% (S + 6.50%)	11/11/2023	91	82	91	0.2%
	First lien senior secured delayed draw loan	8.16% (S + 6.50%)	12/31/2023	412	408	412	0.8%
	First lien senior secured revolving loan	8.16% (S + 6.50%)	12/31/2023	-	-	-	0.0%
	First lien senior secured loan	8.16% (S + 6.50%)	12/31/2023	847	839	847	1.6%
	First lien senior secured delayed draw loan	8.16% (S + 6.50%)	12/31/2023	290	287	290	0.5%
	First lien senior secured loan	8.16% (S + 6.50%)	12/31/2023	453	449	453	0.8%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	7.50% (L + 6.00%)	10/24/2025	2,992	2,931	2,992	5.6%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	7.65% (S + 5.50%)	12/30/2026	1,228	1,204	1,228	2.3%
	First lien senior secured loan	6.76% (S + 5.50%)	12/30/2026	1,441	1,411	1,441	2.7%
	First lien senior secured revolving loan	6.76% (S + 5.50%)	12/30/2026	-	-	-	0.0%
				11,552	11,347	11,552	21.6%
Leisure products
MacNeill Pride Group	First lien senior secured delayed draw loan	8.57% (S + 6.25%)	4/22/2026	1,239	1,214	1,239	2.3%
	First lien senior secured revolving loan	7.88% (S + 6.25%)	4/22/2026	199	195	199	0.4%
				1,438	1,409	1,438	2.7%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	8.57% (S + 6.25%)	3/6/2027	973	963	973	1.8%
				973	963	973	1.8%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Software
Peak Technologies	First lien senior secured loan	8.58% (L + 7.05%)	4/1/2026	368	360	368	0.7%
	First lien senior secured loan	8.72% (L + 7.05%)	4/1/2026	191	188	191	0.4%
	First lien senior secured loan	8.74% (L + 7.05%)	4/1/2026	419	411	419	0.8%
	First lien senior secured loan	8.62% (L + 6.95%)	4/1/2026	1,572	1,541	1,572	2.9%
	First lien senior secured loan	8.68% (L + 7.09%)	4/1/2026	448	439	448	0.8%
				2,998	2,939	2,998	5.6%
Trading companies & distributors
CGI Automated Manufacturing, LLC	First lien senior secured revolving loan	7.57% (S + 6.50%)	12/17/2026	-	-	-	0.0%
	First lien senior secured delayed draw loan	7.57% (S + 6.50%)	5/17/2023	1,283	1,257	1,283	2.4%
	First lien senior secured loan	8.32% (S + 6.50%)	12/17/2026	1,537	1,513	1,537	2.9%
I.D. Images Acquisition, LLC	First lien senior secured loan	8.50% (L + 6.25%)	7/30/2026	700	688	700	1.3%
				3,520	3,458	3,520	6.6%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured delayed draw loan	7.05% (S + 5.50%)	8/10/2023	675	646	675	1.2%
				675	646	675	1.2%
Total Private Credit Investments				36,904	36,194	36,904	68.9%

Total Debt Investments				36,904	36,194	36,904	68.9%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American U.S. Treasury Money Market Fund – Institutional Class Z, 0.80% (5)	486	486	486	0.9%
First American Treasury Obligations Fund - Institutional Class Z, 1.27% (5)	6,138	6,138	6,138	11.5%
Total Short-Term Investments	6,624	6,624	6,624	12.4%

Total Investments		$42,818	$43,528	81.3%

Assets in Excess of Other Liabilities			10,047	18.7%
Net Assets			$53,575	100.0%

(1)	As of June 30, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of June 30, 2022, the tax cost of the Company’s investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).
(5)	The indicated rate is the yield as of June 30, 2022.

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

As of June 30, 2022, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. As of June 30, 2022, KDL Corp, LLC held no investments.

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

Infrequently, the Company may also invest, to a lesser extent, in equity securities purchased in conjunction with debt investments. While the Company anticipates these equity securities to be issued by privately held companies, the Company may hold equity securities that are publicly traded. Equity securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and ask prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Equity securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities. Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection.

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

L. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies ceased to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development in most major currencies, including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are developing in response to these new reference rates. The LIBOR transition has become increasingly well-defined in advance of its anticipated discontinuation, but uncertainly remains related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. At this time, it is not possible to predict fully the ultimate outcome of these changes.

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

Note 3. Agreements and Related Party Transactions

A. Administration Agreement – on December 16, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC.

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

For the three and six months ended June 30, 2022, the Company incurred management fees of $58 and $91, respectively.

C. Other – KACALP, an affiliate of the Advisor, made equity contributions of $100 during the six months ended June 30, 2022.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$36,194	$36,904	$11,499	$11,761
Short-term investments	6,624	6,624	31,239	31,239
Total Investments	$42,818	$43,528	$42,738	$43,000

As of June 30, 2022 and December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

June 30, 2022

Health care providers & services	31.3%
Commercial services & supplies	14.1%
Trading companies & distributors	9.6%
Software	8.1%
Food products	7.4%
Building products	6.2%
Diversified telecommunication services	4.8%
Auto components	4.7%
Electronic equipment, instruments & components	4.0%
Leisure products	3.9%
Machinery	2.6%
Wireless telecommunication services	1.8%
Aerospace & defense	0.8%
Chemicals	0.7%
Asset management & custody banks	0.0%
Total	100.0%

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

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

The following table presents the fair value hierarchy of investments as of June 30, 2022 and December 31, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$36,904	$36,904
Short-term investments	6,624	-	-	6,624
Total Investments	$6,624	$-	$36,904	$43,528

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$11,761	$11,761
Short-term investments	31,239	-	-	31,239
Total Investments	$31,239	$-	$11,761	$43,000

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022. There were no investments in the Company for the three and six months ended June 30, 2021.

For the three months ended
June 30, 2022

Fair value, beginning of period	$24,409
Purchases of investments	12,558
Proceeds from sales of investments and principal repayments	(307)
Net change in unrealized gain (loss)	210
Net accretion of discount on investments	34
Transfers into (out of) Level 3	-
Fair value, end of period	$36,904

For the six months ended
June 30, 2022

Fair value, beginning of period	$11,761
Purchases of investments	25,036
Proceeds from principal payments and sales of investments	(402)
Net change in unrealized gain (loss)	448
Net accretion of discount on investments	61
Transfers into (out of) Level 3	-
Fair value, end of period	$36,904

For the three and six months ended June 30, 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of June 30, 2022, none of the Company’s non-traded debt investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

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

Quantitative Table for Valuation Techniques

The following tables presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$36,904	Market Approach - Yield Analysis	Credit Spreads	5.00% - 7.50%	6.09%

	As of December 31, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$11,761	Market Approach - Yield Analysis	Credit Spreads	5.00% - 6.50%	5.77%

Note 6. Debt

On February 25, 2022, the Company entered into a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 25, 2023.  The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 1.975% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility. For the six months ended June 30, 2022, the Company had $5,000 borrowed under its Subscription Credit Facility on each day from March 23, 2022 to April 5, 2022 at an interest rate of 2.29%.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Debt obligations consisted of the following as of June 30, 2022:

	June 30, 2022
	Aggregate
	Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amount available reflects any limitations related to the Subscription Credit Facility’s borrowing base as of June 30, 2022.

For the three and six months ended June 30, 2022, the components of interest expense were as follows. There was no Subscription Credit Facility in place at June 30, 2021.

For the three months ended
June 30, 2022

Interest expense	$17
Amortization of debt issuance costs	24
Total interest expense	$41
Average interest rate	3.3%
Average borrowings	$5,000

For the six months ended
June 30, 2022

Interest expense	$26
Amortization of debt issuance costs	33
Total interest expense	$59
Average interest rate	3.4%
Average borrowings	$5,000

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the six months ended June 30, 2022.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
June 29, 2022	$5,011	1,996	$10,000
Total common stock issued		1,996	$10,000

As of June 30, 2022, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $300,535 of undrawn commitments at June 30, 2022.

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the six months ended June 30, 2022. See Note 11 – Subsequent Events.

Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
April 19, 2022	April 20, 2022	July 27, 2022	$6.80
Total dividends declared			$6.80

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $11,628 and $5,300, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2022 and December 31, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities; and are not reflected in the Company’s consolidated statements of assets and liabilities. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of June 30, 2022 and December 31, 2021 is shown in the table below:

	As of June 30, 2022	As of December 31, 2021
Allentown, LLC	$636	$-
Atria Wealth Solutions, Inc.	3,000	-
BCI Burke Holding Corp.	697	654
BLP Buyer, Inc. (Bishop Lifting Products)	159	-
Brightview, LLC	783	783
Centerline Communications, LLC	2,325	-
CGI Automated Manufacturing, LLC	160	-
Guardian Dentistry Partners	1,397	1,977
Light Wave Dental Management LLC	902	-
MacNeill Pride Group	985	-
SGA Dental Partners Holdings, LLC	322	1,552
Siegel Egg Co., LLC	262	334
Total unfunded commitments	$11,628	$5,300

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022 and December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2022. The Company commenced investment operations on December 16, 2021.

	For the three months ended	For the six months ended
	June 30, 2022	June 30, 2022

Net increase (decrease) in net assets resulting from operations	$480	$754
Weighted average shares of common stock outstanding - basic and diluted	8,644	8,622
Earnings (loss) per share of common stock - basic and diluted	$56	$87

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2022. The Company commenced investment operations on December 16, 2021.

For the six months ended
Per Common Share Operating Performance(1)	June 30, 2022 (amounts in thousands, except share and per share amounts)
Net Asset Value, Beginning of Period	$4,986

Results of Operations:
Net Investment Income	35
Net Realized and Unrealized Gain (Loss) on Investments(2)	42
Net Increase (Decrease) in Net Assets Resulting from Operations	77

Distributions to Common Stockholders
Distributions from Net Investment Income	(7)
Net Decrease in Net Assets Resulting from Distributions	(7)
Net Asset Value, End of Period	$5,056

Shares Outstanding, End of Period	10,596

Ratio/Supplemental Data
Net assets, end of period	$53,575
Weighted-average shares outstanding	8,622
Total Return(3)	1.5%
Portfolio turnover	1.7%
Ratio of operating expenses to average net assets	2.8%
Ratio of net investment income (loss) to average net assets	1.3%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On July 27, 2022, the Company paid a distribution of $29.00 per share to each common stockholder of record as of July 20, 2022. The total distribution was $307 and $304 was reinvested into the Company through the purchase of 61 shares of common stock.

In addition, on this same date of July 27, 2022, the Company paid the previously announced distribution of $6.80 per share to each common stockholder of record as of April 20, 2022. The total distribution was $58 and $57 was reinvested into the Company through the purchase of 11 shares of common stock.

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

Recent Developments

On July 27, 2022, we paid a distribution of $29.00 per share to each common stockholder of record as of July 20, 2022. The total distribution was $0.3 million and $0.3 million was reinvested into the Company through the purchase of 61 shares of common stock.

In addition, on this same date of July 27, 2022, we paid the previously announced distribution of $6.80 per share to each common stockholder of record as of April 20, 2022. The total distribution was $0.1 million and $0.1 million was reinvested into the Company through the purchase of 11 shares of common stock.

Portfolio and Investment Activity

As of June 30, 2022, we had 45 debt investments in 21 portfolio companies with an aggregate fair value of approximately $36.9 million and an amortized cost of $36.2 million   consisting of first lien senior secured debt investments.

As of June 30, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 8.3%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.5%.

Our investment activity for the three months ended June 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

For the three months ended June 30, 2022 ($ in millions)
New investments:
Gross new investment commitments	$16.4
Less: investment commitments sold down, exited or repaid (1)	(0.1)
Net investment commitments	16.3

Principal amount of investments funded:
Private credit investments	$12.8
Liquid credit investments	-
Total principal amount of investments funded	12.8

Principal amount of investments sold:
Private credit investments	(0.3)
Liquid credit investments	-
Total principal amount of investments sold or repaid	(0.3)

Number of new investment commitments	17
Average new investment commitment amount	$1.0
Weighted average maturity for new investment commitments (2)	2.6 years
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	8.0%
Weighted average spread over benchmark rate of new floating rate investment commitments	6.3%
Weighted average interest rate on investment sold or paid down	7.3%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

Beginning with the three months ended March 31, 2022, we use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, we used GICS, Level 2 – Industry Group.

The tables below describe long-term investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022

Health care providers & services	31.3%
Commercial services & supplies	14.1%
Trading companies & distributors	9.6%
Software	8.1%
Food products	7.4%
Building products	6.2%
Diversified telecommunication services	4.8%
Auto components	4.7%
Electronic equipment, instruments & components	4.0%
Leisure products	3.9%
Machinery	2.6%
Wireless telecommunication services	1.8%
Aerospace & defense	0.8%
Chemicals	0.7%
Asset management & custody banks	0.0%
Total	100.0%

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

Results of Operations

Investment Income

For the three and six months ended June 30, 2022, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of June 30, 2022.

The following table represents the operating results for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, our only results consisted of initial organization costs of $0.1 million and $0.3 million, respectively. We commenced investment operations on December 16, 2021.

	For the three months ended June 30, 2022 ($ in millions)	For the six months ended June 30, 2022 ($ in millions)
Total investment income	$0.62	$0.96
Less: Net expenses	(0.35)	(0.65)
Net investment income	0.27	0.31
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	0.21	0.44
Net increase (decrease) in net assets resulting
from operations	$0.48	$0.75

Investment Income

Investment income for the three and six months ended June 30, 2022 totaled $0.6 million and $0.9 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three and six months ended June 30, 2022, was as follows. For the three and six months ended June 30, 2021, our only results consisted of initial organization costs of $0.1 million and $0.3 million, respectively. We commenced investment operations on December 16, 2021.

	For the three months ended June 30, 2022 ($ in millions)	For the six months ended June 30, 2022 ($ in millions)
Interest and debt financing expenses	$0.04	$0.06
Management fees	0.06	0.09
Other operating expenses	0.19	0.38
Deferred offering costs	0.03	0.07
Directors fees	0.03	0.05
Total expenses	$0.35	$0.65

Total expenses for the three and six months ended June 30, 2022 included $0.03 million and $0.07 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following. The change in unrealized depreciation for the three and six months ended June 30, 2022 was primarily attributable to accretion of discounts on investments. We commenced investment operations on December 16, 2021.

	For the three months ended June 30, 2022 ($ in millions)	For the six months ended June 30, 2022 ($ in millions)
Unrealized gains on investments	$0.23	$0.46
Unrealized (losses) on investments	(0.02)	(0.02)
Net change in unrealized gains (losses) on investments	$0.21	$0.44

The change in unrealized depreciation for the three and six months ended June 30, 2022 total $0.02 million, respectively, which was primarily to accretion of discounts on investments. The change in unrealized appreciation for the three and six months ended June 30, 2022 totaled $0.23 million and $0.46 million, respectively, which primarily related to our investments in the following table. We commenced investment operations on December 16, 2021.

For the three months ended June 30, 2022 ($ in millions)
Portfolio Company
Allentown, LLC	$0.03
Atria Wealth Solutions, Inc.	0.04
Centerline Communications, LLC	0.03
CGI Automated Manufacturing, LLC	0.02
Light Wave Dental Management LLC	0.03
Peak Technologies	0.05
Process Insights, Inc.	0.03
Total Unrealized Appreciation	$0.23

For the six months ended June 30, 2022 ($ in millions)

Atria Wealth Solutions, Inc.	$0.04
BLP Buyer, Inc. (Bishop Lifting Products)	0.05
Centerline Communications, LLC	0.03
CGI Automated Manufacturing, LLC	0.05
Light Wave Dental Management LLC	0.03
MacNeill Pride Group	0.03
OMH-HealthEdge Holdings, LLC	0.06
Peak Technologies	0.05
Process Insights, Inc.	0.03
Vehicle Accessories, Inc.	0.02
Other portfolio companies	0.07
Total Unrealized Appreciation	$0.46

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2022, we did not have any borrowings.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our undrawn capital commitments and available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of June 30, 2022, we had cash and cash equivalents of $16.8 million (including short-term investments). As of August 11, 2022, we had no borrowings outstanding under our Subscription Credit Agreement and cash and cash equivalents of $6.1 million (including short-term investments).

Capital Contributions

During the six months ended June 30, 2022, we issued and sold 1,996 shares of our common stock related to capital called at an aggregate purchase price of $10.0 million. As of August 11, 2022, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $300.5 million ($53.0 million or 15.0% funded).

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

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of June 30, 3022.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had an aggregate $11.6 million and $5.3 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2022, for more information on our critical accounting policies.

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

Infrequently, we may also invest, to a lesser extent, in equity securities purchased in conjunction with debt investments. While we anticipate these equity securities to be issued by privately held companies, we may hold equity securities that are publicly traded. Equity securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and ask prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Equity securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities. Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(0.1)	$-	$(0.1)
Up 75 basis points	$0.3	$-	$0.3
Up 100 basis points	$0.4	$-	$0.4
Up 200 basis points	$0.7	$-	$0.7
Up 300 basis points	$1.1	$-	$1.1

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including risk factors related to the ongoing COVID-19 pandemic, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

In addition, the continuing conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the six months ended June 30, 2022, we issued and sold 1,996 shares of common stock at an aggregate offering amount of approximately $10.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
June 29, 2022	$5,011	1,996	$10,000

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Incorporation (1)

3.2*	Amended and Restated Bylaws

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	License Agreement (1)

10.4	Indemnification Agreement (1)

10.5	Custody Agreement (1)

10.6	Subscription Agreement (1)

10.7	Subscription Credit Agreement (2)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.

(2)	Incorporated by reference from the Company’s Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: August 15, 2022	/s/ James C. Baker, Jr.
Name: James C. Baker, Jr.
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	/s/ Terry A. Hart
Name: Terry A. Hart
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)