Form 10-Q
period 2022-09-30
Kayne DL 2021, Inc.
filed 2022-11-14
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 15,751 shares of common stock, $0.001 par value per share, outstanding. As of November 9, 2022, there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $56,987 and $11,499)	$58,161	$11,761
Short-term investments (amortized cost of $3,853 and $31,239)	3,853	31,239
Cash and cash equivalents	2,805	266
Deferred offering costs	30	137
Receivable for principal payments on investments	54	-
Interest receivable	363	12
Prepaid expenses and other assets	50	112
Total Assets	$65,316	$43,527

Liabilities:
Subscription credit facility (Note 6)	$10,000	$-
Payable to affiliate	-	471
Management fee payable	90	2
Accrued expenses and other liabilities	397	175
Total Liabilities	$10,487	$648

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 10,668 and 8,600 as of September 30, 2022 and December 31, 2021, respectively, issued and outstanding	$-	$-
Additional paid-in capital	53,186	42,824
Total distributable earnings (deficit)	1,643	55
Total Net Assets	$54,829	$42,879
Total Liabilities and Net Assets	$65,316	$43,527
Net Asset Value Per Common Share	$5,140	$4,986

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income:
Investment income from investments:
Interest income	$1,122	$-	$2,085	$-
Total investment income from investments	1,122	-	2,085	-
Total Investment Income	1,122	-	2,085	-

Expenses:
Interest expense	42	-	101	-
Management fees	90	-	181	-
Professional fees	97	-	311	-
Directors fees	26	-	80	-
Offering costs	36	-	107	-
Initial organization costs	-	108	-	441
Other general and administrative expenses	97	-	264	-
Total Expenses	388	108	1,044	441
Net Investment Income (Loss)	734	(108)	1,041	(441)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	1	-	1	-
Total net realized gains (losses)	1	-	1	-
Net change in unrealized gains (losses):
Investments	465	-	912	-
Total net change in unrealized gains (losses)	465	-	912	-
Total realized and unrealized gains (losses)	466	-	913	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,200	$(108)	$1,954	$(441)

Per Common Share Data:
Basic and diluted net investment income per common share	$69		$112
Basic and diluted net increase in net assets resulting from operations	$113		$210
Weighted Average Common Shares Outstanding - Basic and Diluted	10,647		9,305

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$734	$(108)	$1,041	$(441)
Net realized gains (losses) on investments	1	-	1	-
Net change in unrealized gains (losses) on investments	465	-	912	-
Net Increase (Decrease) in Net Assets Resulting from Operations	1,200	(108)	1,954	(441)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(308)	-	(366)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(308)	-	(366)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-	10,000	-
Reinvestment of distributions	362	-	362	-
Net Increase in Net Assets Resulting from Capital Share Transactions	362	-	10,362	-
Total Increase (Decrease) in Net Assets	1,254	(108)	11,950	(441)
Net Assets, Beginning of Period	53,575	(323)	42,879	10
Net Assets, End of Period	$54,829	$(431)	$54,829	$(431)

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended
	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,954	$(441)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(1)	-
Net change in unrealized (gains)/losses on investments	(912)	-
Net accretion of discount on investments	(114)	-
Sales of short-term investments, net	27,387	-
Purchases of portfolio investments	(47,057)	-
Proceeds from sales of investments and principal repayments	1,683	-
Amortization of deferred financing cost	57	-
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(351)	-
(Increase)/decrease in deferred offering costs	107	(143)
(Increase)/decrease in receivable for principal payments on investments	(54)	-
(Increase)/decrease in prepaid expenses and other assets	100	(17)
Increase/(decrease) in management fees payable	88	-
Increase/(decrease) in payable to affiliate	-	536
Increase/(decrease) in accrued organizational and offering costs, net	(471)	65
Increase/(decrease) in accrued other general and administrative expenses	222	-
Net cash used in operating activities	(17,362)	-
Cash Flows from Financing Activities:
Borrowings on subscription credit facility, net	10,000
Payments of debt issuance costs	(95)	-
Distributions paid in cash	(4)	-
Proceeds from issuance of common shares	10,000	-
Net cash provided by financing activities	19,901	-
Net increase in cash and cash equivalents	2,539	-
Cash and cash equivalents, beginning of period	266	10
Cash and cash equivalents, end of period	$2,805	$10

Supplemental and Non-Cash Information:
Interest paid during the period	$26	$-
Non-cash financing activities not included herein consisted of reinvestment of dividends	$362	$-

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments
Private Credit Investments(4)
Aerospace & defense
Precinmac (US) Holdings, Inc.	First lien senior secured loan	9.13% (S + 6.00%)	8/31/2027	285	$278	$285	0.5%
				285	278	285	0.5%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	8.82% (S + 6.00%)	2/29/2024	216	182	214	0.4%
				216	182	214	0.4%
Auto components
Vehicle Accessories, Inc.	First lien senior secured loan	9.56% (S + 5.75%)	11/30/2026	1,718	1,692	1,718	3.1%
				1,718	1,692	1,718	3.1%
Building products
BCI Burke Holding Corp.	First lien senior secured delayed draw loan	9.70% (L + 5.50%)	12/14/2023	88	84	88	0.2%
	First lien senior secured loan	9.17% (L + 5.50%)	12/14/2027	2,277	2,247	2,277	4.1%
	First lien senior secured revolving loan	10.75% (P + 4.50%)	6/14/2027	84	81	84	0.2%
				2,449	2,412	2,449	4.5%

Chemicals
Schrieve Chemical Company, LLC	First lien senior secured loan	8.94% (L + 6.00%)	12/2/2024	258	252	258	0.5%
				258	252	258	0.5%
Commercial services & supplies
Allentown, LLC	First lien senior secured delayed draw loan	9.13% (S + 6.00%)	10/22/2023	-	-	-	0.0%
	First lien senior secured revolving loan	11.25% (P + 5.00%)	4/22/2027	106	103	103	0.2%
	First lien senior secured loan	9.13% (S + 6.00%)	4/22/2027	2,282	2,259	2,219	4.0%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured revolving loan	8.93% (L + 6.25%)	2/1/2027	91	87	91	0.2%
	First lien senior secured loan	9.03% (L + 6.25%)	2/1/2027	2,736	2,688	2,736	5.0%
				5,215	5,137	5,149	9.4%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Containers & packaging
FCA, LLC (FCA Packaging)	First lien senior secured revolving loan	9.46% (S + 6.50%)	7/18/2028	-	-	-	0.0%
	First lien senior secured loan	9.46% (S + 6.50%)	7/18/2028	2,572	2,530	2,572	4.7%
				2,572	2,530	2,572	4.7%
Diversified telecommunication services
Corbett Technology Solutions, Inc.	First lien senior secured loan	7.73% (L + 5.00%)	10/29/2027	935	918	923	1.7%
	First lien senior secured loan	8.17% (S + 5.00%)	10/29/2027	841	826	831	1.5%
				1,776	1,744	1,754	3.2%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	9.36% (S + 6.50%)	10/30/2025	1,476	1,449	1,476	2.7%
				1,476	1,449	1,476	2.7%
Food products
Gulf Pacific Holdings, LLC	First lien senior secured delayed draw loan	9.70% (S + 6.00%)	9/30/2028	-	-	-	0.0
	First lien senior secured revolving loan	9.70% (S + 6.00%)	9/30/2024	-	-	-	0.0
	First lien senior secured loan	9.70% (S + 6.00%)	9/30/2028	1,752	1,699	1,752	3.2

Siegel Egg Co., LLC	First lien senior secured revolving loan	7.78% (L + 5.50%)	12/2/2024	235	226	235	0.4%
	First lien senior secured loan	7.78% (L + 5.50%)	12/2/2024	2,490	2,450	2,490	4.5%
				4,477	4,375	4,477	8.1%
Health care providers & services
Brightview, LLC	First lien senior secured delayed draw loan	8.76% (L + 5.75%)	12/14/2026	137	132	137	0.2%
	First lien senior secured revolving loan	8.63% (L + 5.75%)	12/14/2026	-	-	-	0.0%
	First lien senior secured loan	8.63% (L + 5.75%)	12/14/2026	2,195	2,180	2,195	4.0%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	9.15% (S + 6.00%)	8/20/2026	1,975	1,945	1,975	3.6%
	First lien senior secured loan	9.15% (S + 6.00%)	8/20/2026	1,015	1,001	1,015	1.9%
Light Wave Dental Management LLC	First lien senior secured delayed draw loan	10.31% (S + 6.50%)	1/2/2024	150	142	149	0.3%
	First lien senior secured delayed draw loan	10.31% (S + 6.50%)	1/2/2024	411	407	408	0.7%
	First lien senior secured revolving loan	10.31% (S + 6.50%)	1/2/2024	-	-	-	0.0%
	First lien senior secured loan	10.31% (S + 6.50%)	1/2/2024	845	838	839	1.5%
	First lien senior secured delayed draw loan	10.31% (S + 6.50%)	1/2/2024	289	286	287	0.5%
	First lien senior secured loan	10.31% (S + 6.50%)	1/2/2024	452	448	449	0.8%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	8.92% (L + 5.25%)	10/24/2025	2,985	2,928	2,985	5.5%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	8.37% (S + 6.00%)	12/30/2026	1,340	1,316	1,340	2.5%
	First lien senior secured loan	8.37% (S + 6.00%)	12/30/2026	1,437	1,409	1,437	2.6%
	First lien senior secured revolving loan	8.37% (S + 6.00%)	12/30/2026	-	-	-	0.0%
				13,231	13,032	13,216	24.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Health care providers & services
Insurance
Allcat Claims Service, LLC	First lien senior secured delayed draw loan	9.13% (S + 6.00%)	7/7/2027	464	439	464	0.9%
	First lien senior secured revolving loan	9.13% (S + 6.00%)	7/7/2027	-	-	-	0.0%
	First lien senior secured loan	8.75% (S + 6.00%)	7/7/2027	670	651	670	1.2%
				1,134	1,090	1,134	2.1%
IT services
Improving Acquisition LLC	First lien senior secured revolving loan	10.23% (S + 6.00%)	7/26/2027	-	-	-	0.0%
	First lien senior secured loan	10.23% (S + 6.00%)	7/26/2027	4,160	4,070	4,160	7.6%
				4,160	4,070	4,160	7.6%
Leisure products
MacNeill Pride Group	First lien senior secured delayed draw loan	10.06% (S + 6.25%)	4/30/2024	1,236	1,212	1,236	2.2%
	First lien senior secured revolving loan	10.06% (S + 6.25%)	4/22/2026	199	195	199	0.4%
				1,435	1,407	1,435	2.6%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	10.06% (S + 6.25%)	3/6/2025	971	961	971	1.8%
PVI Holdings, Inc	First lien senior secured loan	9.26% (S + 6.38%)	7/18/2027	2,074	2,042	2,074	3.8%
				3,045	3,003	3,045	5.6%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	8.91% (S + 6.40%)	7/22/2027	2,997	2,874	2,997	5.5%
				2,997	2,874	2,997	5.5%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured revolving loan	10.95% (S + 7.25%)	7/20/2027	61	52	61	0.1%
	First lien senior secured loan	10.95% (S + 7.25%)	7/20/2027	2,588	2,531	2,588	4.7%
				2,649	2,583	2,649	4.8%
Trading companies & distributors
CGI Automated Manufacturing, LLC	First lien senior secured revolving loan	10.31% (S + 6.50%)	12/17/2026	-	-	-	0.0%
	First lien senior secured delayed draw loan	10.31% (S + 6.50%)	12/17/2026	1,275	1,238	1,275	2.3%
	First lien senior secured loan	10.31% (S + 6.50%)	12/17/2026	1,527	1,478	1,527	2.8%
Genuine Cable Group, LLC	First lien senior secured loan	8.88% (S + 5.75%)	11/1/2026	5,000	4,828	5,000	9.1%
I.D. Images Acquisition, LLC	First lien senior secured loan	9.67% (L + 6.00%)	7/30/2026	698	687	698	1.3%
				8,500	8,231	8,500	15.5%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured delayed draw loan	9.12% (S + 6.00%)	8/10/2023	673	646	673	1.2%
				673	646	673	1.2%
Total Private Credit Investments				58,266	56,987	58,161	106.1%
Total Debt Investments				58,266	56,987	58,161	106.1%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 2.83% (5)	3,853	3,853	3,853	7.0%
Total Short-Term Investments	3,853	3,853	3,853	7.0%
Total Investments		$60,840	$62,014	113.1%
Liabilities in Excess of Other Assets			(7,185)	(13.1)%
Net Assets			$54,829	100.0%

(1)	As of September 30, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of September 30, 2022, the tax cost of the Company's investments approximates their amortized cost.
(4)

Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(5)	The indicated rate is the yield as of September 30, 2022.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 1. Organization

Organization

Kayne DL 2021, Inc. (the “Company”) is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to continue to be treated as and to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed as a Delaware corporation to make investments in middle-market companies and commenced operations on December 16, 2021.

As of September 30, 2022, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock. See Note 11 – Subsequent Events.

KA Credit Advisors II, LLC (the “Advisor”) serves as the Company’s investment advisor. The Advisor is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisers Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent (including the Board’s chairperson). See Note 11 – Subsequent Events.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. As of September 30, 2022, KDL Corp, LLC held no investments.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, establishing requirements to determine fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5 and effective September 1, 2022, the Board of Directors designated the Advisor as the “valuation designee” to perform fair value determinations of the Company’s portfolio holdings, subject to oversight by and periodic reporting to the Board. The valuation designee will perform fair valuation of the Company’s portfolio holdings in accordance with the Company’s Valuation Program, as adopted by the Board. The Advisor’s internal valuation process did not materially change as a result of Rule 2a-5.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of the Company’s Advisor, fair market value will be determined using the Advisor’s valuation process for investments that are privately issued or otherwise restricted as to resale.

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

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of the Company’s Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of the Company’s Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. The Company expects that a significant majority of its investments will be Level 3 investments. Unless otherwise determined by the Advisor, the following valuation process is used for the Company’s Level 3 investments:

●	Valuation Designee. The applicable investments will be valued no less frequently than quarterly by the Advisor, with new investments valued at the time such investment was made. The value of each Level 3 investment will be initially reviewed by the persons responsible for such portfolio company or investment. The Advisor will use a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs to determine a preliminary value. The Advisor will specify the titles of the persons responsible for determining the fair value of Company investments, including by specifying the particular functions for which they are responsible, and will reasonably segregate fair value determinations from the portfolio management of the Company such that the portfolio manager(s) may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by the Advisor reviews the valuation methodologies and calculations employed for each of the Company’s investments that the Advisor has placed on the “watch list” and approximately 25% of the Company’s remaining investments. The third-party valuation firm will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by the third-party valuation firm will provide positive assurance on the fair values of the investments reviewed.

●	Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor as part of the Board’s oversight responsibilities.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The Company must pay distributions equal to 90% of its investment company taxable income (ordinary income and short-term capital gains) to qualify as a RIC and it must distribute all of its taxable income (ordinary income, short-term capital gains and long-term capital gains) to avoid federal income taxes. The Company will be subject to federal income tax on any undistributed portion of income. For purposes of the distribution test, the Company may elect to treat as paid on the last day of its taxable year all or part of any distributions that are declared after the end of its taxable year if such distributions are declared before the due date of its tax return, including any extensions.

All RICs are subject to a non-deductible 4% excise tax on income that is not distributed on a timely basis in accordance with the calendar year distribution requirements. To avoid the tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its net capital gains for the one-year period ending on December 31, the last day of our taxable year, and (iii) undistributed amounts from previous years on which the Company paid no U.S. federal income tax. A distribution will be treated as paid during the calendar year if it is paid during the calendar year or declared by the Company in October, November or December of such year, payable to stockholders of record on a date during such months and paid by the Company no later than January of the following year. Any such distributions paid during January of the following year will be deemed to be received by stockholders on December 31 of the year the distributions are declared, rather than when the distributions are actually received.

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

L. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies ceased to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development in most major currencies, including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are developing in response to these new reference rates. The LIBOR transition has become increasingly well-defined in advance of its anticipated discontinuation, but uncertainty remains related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. At this time, it is not possible to predict fully the ultimate outcome of these changes.

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

For the three and nine months ended September 30, 2022, the Company incurred management fees of $90 and $181, respectively.

C. Other – KACALP, an affiliate of the Advisor, made equity contributions of $100 during the nine months ended September 30, 2022. See Note 11 – Subsequent Events.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$56,987	$58,161	$11,499	$11,761
Short-term investments	3,853	3,853	31,239	31,239
Total Investments	$60,840	$62,014	$42,738	$43,000

As of September 30, 2022 and December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

September 30, 2022

Health care providers & services	22.7%
Trading companies & distributors	14.6%
Commercial services & supplies	8.9%
Food products	7.7%
IT services	7.1%
Machinery	5.2%
Software	5.2%
Textiles, apparel & luxury goods	4.6%
Containers & packaging	4.4%
Building products	4.2%
Diversified telecommunication services	3.0%
Auto components	3.0%
Electronic equipment, instruments & components	2.5%
Leisure products	2.5%
Insurance	1.9%
Wireless telecommunication services	1.2%
Aerospace & defense	0.5%
Chemicals	0.4%
Asset management & custody banks	0.4%
Total	100.0%

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

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

The following table presents the fair value hierarchy of investments as of September 30, 2022 and December 31, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$58,161	$58,161
Short-term investments	3,853	-	-	3,853
Total Investments	$3,853	$-	$58,161	$62,014

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$11,761	$11,761
Short-term investments	31,239	-	-	31,239
Total Investments	$31,239	$-	$11,761	$43,000

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022. There were no investments in the Company for the three and nine months ended September 30, 2021.

For the three months ended
September 30, 2022

Fair value, beginning of period	$36,904
Purchases of investments	22,021
Proceeds from sales of investments and principal repayments	(1,281)
Net change in unrealized gain (loss)	464
Net accretion of discount on investments	53
Transfers into (out of) Level 3	-
Fair value, end of period	$58,161

For the nine months ended
September 30, 2022

Fair value, beginning of period	$11,761
Purchases of investments	47,057
Proceeds from principal payments and sales of investments	(1,683)
Net change in unrealized gain (loss)	912
Net accretion of discount on investments	114
Transfers into (out of) Level 3	-
Fair value, end of period	$58,161

For the three and nine months ended September 30, 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not considered to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is considered to be credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of September 30, 2022, none of the Company’s non-traded debt investments were considered to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

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

Under all of these valuation techniques, the Advisor estimates operating results of the companies in which it invests, including earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) and free cash flow. These estimates utilize unobservable inputs such as historical operating results, which may be unaudited, and projected operating results, which will be based on operating assumptions for such company. Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information. These estimates will be sensitive to changes in assumptions specific to such company as well as general assumptions for the industry. Other unobservable inputs utilized in the valuation techniques outlined above include: discounts for lack of marketability, selection of publicly traded companies, selection of similar precedent transactions, selected ranges for valuation multiples and expected required rates of return (discount rates).

Quantitative Table for Valuation Techniques

The following tables presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$58,161	Market Approach - Yield Analysis	Credit Spreads	5.00% - 7.50%	6.05%

	As of December 31, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$11,761	Market Approach - Yield Analysis	Credit Spreads	5.00% - 6.50%	5.77%

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

For the nine months ended September 30, 2022, the Company had $5,000 borrowed under its Subscription Credit Facility on each day from March 23, 2022 to April 5, 2022 at an interest rate of 2.29% and $10,000 borrowed under its Subscription Credit Facility on each day from September 29, 2022 to September 30, 2022 at an interest rate of 5.04%.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Debt obligations consisted of the following as of September 30, 2022:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$10,000	$15,000
Total debt	$25,000	$10,000	$15,000

(1)	The amount available reflects any limitations related to the Subscription Credit Facility's borrowing base as of September 30, 2022.

For the three and nine months ended September 30, 2022, the components of interest expense were as follows. There was no Subscription Credit Facility in place at September 30, 2021 as the Company had not yet commenced investment operations.

For the three months ended
September 30, 2022

Interest expense	$18
Amortization of debt issuance costs	24
Total interest expense	$42

For the nine months ended
September 30, 2022

Interest expense	$44
Amortization of debt issuance costs	57
Total interest expense	$101

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the nine months ended September 30, 2022. See Note 11 – Subsequent Events.

	Offering price	Common stock	Aggregate
Common stock issue date	per share	shares issued	offering amount
June 29, 2022	$5,011	1,996	$10,000
Total common stock issued		1,996	$10,000

As of September 30, 2022, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $300,535 of undrawn commitments at September 30, 2022.

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the nine months ended September 30, 2022. See Note 11 – Subsequent Events.

	Dividend	Dividend	Dividend
Dividend declaration date	record date	payment date	per share
April 19, 2022	April 20, 2022	July 27, 2022	$6.80
July 19, 2022	July 20, 2022	July 27, 2022	29.00
			$35.80

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan for the nine months ended September 30, 2022. See Note 11 – Subsequent Events.

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
April 20, 2022	July 27, 2022	12	$58
July 20, 2022	July 27, 2022	60	304
		72	$362

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $13,610 and $5,300, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2022 and December 31, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2022 and December 31, 2021 is shown in the table below:

	As of	As of
	September 30, 2022	December 31, 2021
Allcat Claims Service, LLC	$1,865	$-
Allentown, LLC	606	-
American Soccer Company, Incorporated (SCORE)	345	-
Atria Wealth Solutions, Inc.	2,783	-
BCI Burke Holding Corp.	534	654
BLP Buyer, Inc. (Bishop Lifting Products)	159	-
Brightview, LLC	646	783
Centerline Communications, LLC	2,325	-
CGI Automated Manufacturing, LLC	160	-
FCA, LLC (FCA Packaging)	288	-
Guardian Dentistry Partners	-	1,977
Gulf Pacific Holdings, LLC	1,248	-
Improving Acquisition LLC	354	-
Light Wave Dental Management LLC	842	-
MacNeill Pride Group	985	-
SGA Dental Partners Holdings, LLC	207	1,552
Siegel Egg Co., LLC	263	334
Total unfunded commitments	$13,610	$5,300

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022 and December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2022. The Company commenced investment operations on December 16, 2021.

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022

Net increase (decrease) in net assets resulting from operations	$1,200	$1,954
Weighted average shares of common stock outstanding - basic and diluted	10,647	9,305
Earnings (loss) per share of common stock - basic and diluted	$113	$210

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2022. The Company commenced investment operations on December 16, 2021.

For the nine months ended
September 30, 2022 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$4,986

Results of Operations:
Net Investment Income	112
Net Realized and Unrealized Gain (Loss) on Investments(2)	78
Net Increase (Decrease) in Net Assets Resulting from Operations	190

Distributions to Common Stockholders
Distributions from Net Investment Income	(36)
Net Decrease in Net Assets Resulting from Distributions	(36)
Net Asset Value, End of Period	$5,140

Shares Outstanding, End of Period	10,668

Ratio/Supplemental Data
Net assets, end of period	$54,829
Weighted-average shares outstanding	9,305
Total Return(3)	3.8%
Portfolio turnover	5.1%
Ratio of operating expenses to average net assets	2.9%
Ratio of net investment income (loss) to average net assets	2.9%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(3)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On October 14, 2022, the Company sold 4,933 shares of its common stock for a total aggregate offering price of $25,000. KACALP, an affiliate of the Advisor, made an equity contribution of $250 associated with its 1% commitment for this October 14, 2022 share issuance. The Company has subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock ($275,535 is undrawn).

On October 25, 2022, the Company paid a distribution of $72.00 per share to each common stockholder of record as of October 13, 2022. The total distribution was $768 and $760 was reinvested into the Company through the purchase of 150 shares of common stock.

On November 8, 2022, the Board of Directors (the “Board”) of the Company elected Rhonda Smith as a member of the Board. Ms. Smith will serve as an independent director of the Company until she stands for re-election at the 2024 Annual Meeting of Stockholders of the Company.

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

We are managed by KA Credit Advisors II, LLC (the “Advisor”) which is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisers Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent.

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

We intend to execute on our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit team, which includes an extensive network of private equity firms, other middle-market lenders, financial advisors and intermediaries, and management teams, (2) selecting investments within our middle-market company focus, (3) implementing Kayne Anderson’s middle market private credit team’s proven underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

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

Recent Developments

On October 14, 2022, we sold 4,933 shares of common stock for a total aggregate offering price of $25.0 million. KACALP, an affiliate of our Advisor, made an equity contribution of $0.2 million associated with its 1% commitment for this October 14, 2022 share issuance. We have subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock ($275.5 million is undrawn).

On October 25, 2022, we paid a distribution of $72.00 per share to each common stockholder of record as of October 13, 2022. The total distribution was $0.8 million and $0.8 million was reinvested into the Company through the purchase of 150 shares of common stock.

On November 8, 2022, our Board of Directors (the “Board”) elected Rhonda Smith as a member of the Board. Ms. Smith will serve as an independent director for us until she stands for re-election at our 2024 Annual Meeting of Stockholders.

Portfolio and Investment Activity

As of September 30, 2022, we had 55 debt investments in 28 portfolio companies with an aggregate fair value of approximately $58.2 million and an amortized cost of $57.0 million consisting of first lien senior secured debt investments.

As of September 30, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 9.9%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 10.1%.

Our investment activity for the three months ended September 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

For the three months ended
September 30, 2022 ($ in millions)

New investments:
Gross new investment commitments	$24.5
Less: investment commitments sold down, exited or repaid(1)	(1.2)
Net investment commitments	23.3

Principal amount of investments funded:
Private credit investments	$22.8
Liquid credit investments	-
Total principal amount of investments funded	22.8

Principal amount of investments sold:
Private credit investments	(1.4)
Liquid credit investments	-
Total principal amount of investments sold or repaid	(1.4)

Number of new investment commitments	14
Average new investment commitment amount	$1.8
Weighted average maturity for new investment commitments(2)	4.8 years
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	9.6%
Weighted average spread over benchmark rate of new floating rate investment commitments	6.2%
Weighted average interest rate on investment sold or paid down	9.6%

(1)	Does not include repayments on revolving loans, which may be redrawn.
(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

Beginning with the three months ended March 31, 2022, we use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, we used GICS, Level 2 – Industry Group.

The tables below describe long-term investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022

Health care providers & services	22.7%
Trading companies & distributors	14.6%
Commercial services & supplies	8.9%
Food products	7.7%
IT services	7.1%
Machinery	5.2%
Software	5.2%
Textiles, apparel & luxury goods	4.6%
Containers & packaging	4.4%
Building products	4.2%
Diversified telecommunication services	3.0%
Auto components	3.0%
Electronic equipment, instruments & components	2.5%
Leisure products	2.5%
Insurance	1.9%
Wireless telecommunication services	1.2%
Aerospace & defense	0.5%
Chemicals	0.4%
Asset management & custody banks	0.4%
Total	100.0%

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

Results of Operations

Investment Income

For the three and nine months ended September 30, 2022, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of September 30, 2022.

The following table represents the operating results for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, our only results consisted of initial organization costs of $0.11 million and $0.44 million, respectively. We commenced investment operations on December 16, 2021.

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
	($ in millions)	($ in millions)
Total investment income	$1.12	$2.08
Less: Net expenses	(0.39)	(1.04)
Net investment income	0.73	1.04
Net realized gains (losses) on investments	(0.00)	(0.00)
Net change in unrealized gains (losses) on investments	0.47	0.91
Net increase (decrease) in net assets resulting from operations	$1.20	$1.95

Investment Income

Investment income for the three and nine months ended September 30, 2022 totaled $1.1 million and $2.1 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three and nine months ended September 30, 2022, was as follows. For the three and nine months ended September 30, 2021, our only results consisted of initial organization costs of $0.11 million and $0.44 million, respectively. We commenced investment operations on December 16, 2021.

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.04	$0.10
Management fees	0.09	0.18
Other operating expenses	0.19	0.57
Deferred offering costs	0.04	0.11
Directors fees	0.03	0.08
Total expenses	$0.39	$1.04

Total expenses for the three and nine months ended September 30, 2022 included $0.04 million and $0.11 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following. The change in unrealized depreciation for the three and nine months ended September 30, 2022 was primarily attributable to accretion of discounts on investments. We commenced investment operations on December 16, 2021.

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
	($ in millions)	($ in millions)
Unrealized gains on investments	$0.61	$0.99
Unrealized (losses) on investments	(0.14)	(0.08)
Net change in unrealized gains (losses) on investments	$0.47	$0.91

The change in unrealized appreciation for the three and nine months ended September 30, 2022 totaled $0.61 million and $0.99 million, respectively, which primarily related to our investments in the following table. We commenced investment operations on December 16, 2021.

For the three months ended
September 30, 2022
($ in millions)
Portfolio Company
Genuine Cable Group, LLC	$0.17
Improving Acquisition LLC	0.09
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.07
American Soccer Company, Incorporated (SCORE)	0.07
Gulf Pacific Holdings, LLC	0.05
Allcat Claims Service, LLC	0.04
CGI Automated Manufacturing, LLC	0.04
FCA, LLC (FCA Packaging)	0.04
PVI Holdings, Inc.	0.03
Guardian Dentistry Partners	0.01
Total Unrealized Appreciation	$0.61

For the nine months ended
September 30, 2022
($ in millions)
Genuine Cable Group, LLC	$0.17
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.12
Improving Acquisition LLC	0.09
CGI Automated Manufacturing, LLC	0.09
American Soccer Company, Incorporated (SCORE)	0.07
OMH-HealthEdge Holdings, LLC	0.06
Gulf Pacific Acquisition, LLC	0.05
BLP Buyer, Inc. (Bishop Lifting Products)	0.05
Allcat Claims Service, LLC	0.04
FCA, LLC (FCA Packaging)	0.04
Atria Wealth Solutions, Inc.	0.03
Other portfolio companies	0.18
Total Unrealized Appreciation	$0.99

The change in unrealized depreciation for the three and nine months ended September 30, 2022 totaled $0.14 million and $0.08 million, respectively, which was primarily related to our investments in the following table. We commenced investment operations on December 16, 2021.

For the three months ended
September 30, 2022
($ in millions)
Portfolio Company
Allentown, LLC	$(0.07)
Corbett Technology Solutions, Inc.	(0.02)
Light Wave Dental Management LLC	(0.01)
Atria Wealth Solutions, Inc.	(0.01)
Other portfolio companies	(0.03)
Total Unrealized Depreciation	$(0.14)

For the nine months ended
September 30, 2022
($ in millions)
Portfolio Company
Allentown, LLC	$(0.04)
Brightview, LLC	(0.01)
Corbett Technology Solutions, Inc.	(0.01)
Siegel Egg Co., LLC	(0.01)
Other portfolio companies	(0.01)
Total Unrealized Depreciation	$(0.08)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2022, our asset coverage ratio was 648%.

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

As of September 30, 2022, we had $10.0 million borrowed under our Subscription Credit Facility and cash and cash equivalents of $6.7 million (including short-term investments). As of November 9, 2022, we had no borrowings outstanding under our Subscription Credit Facility and cash and cash equivalents of $4.7 million (including short-term investments).

Capital Contributions

During the nine months ended September 30, 2022, we issued and sold 1,996 shares of our common stock related to capital called at an aggregate purchase price of $10.0 million. As of November 9, 2022, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $275.5 million ($78 million or 22.1% funded).

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at September 30, 2022 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$10.0	$10.0	$-	-	-
Total contractual obligations	$10.0	$10.0	$-	$-	$-

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had an aggregate $13.6 million and $5.3 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2022, for more information on our critical accounting policies.

Investment Valuation

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of our Advisor, fair market value will be determined using our Advisor’s valuation process for investments that are privately issued or otherwise restricted as to resale.

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

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of our Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of our Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. We expect that a significant majority of our investments will be Level 3 investments. Unless otherwise determined by the Advisor, the following valuation process is used for our Level 3 investments:

●	Valuation Designee. The applicable investments will be valued no less frequently than quarterly by the Advisor, with new investments valued at the time such investment was made. The value of each Level 3 investment will be initially reviewed by the persons responsible for such portfolio company or investment. The Advisor will use a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs to determine a preliminary value. The Advisor will specify the titles of the persons responsible for determining the fair value of Company investments, including by specifying the particular functions for which they are responsible, and will reasonably segregate fair value determinations from the portfolio management of the Company such that the portfolio manager(s) may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by the Advisor reviews the valuation methodologies and calculations employed for each of the Company’s investments that the Advisor has placed on the “watch list” and approximately 25% of the Company’s remaining investments. The third-party valuation firm will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by the third-party valuation firm will provide positive assurance on the fair values of the investments reviewed.

●	Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor as part of the Board’s oversight responsibilities.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(0.1)	$(0.0)	$(0.1)
Up 75 basis points	$0.4	$0.1	$0.3
Up 100 basis points	$0.6	$0.1	$0.5
Up 200 basis points	$1.2	$0.2	$1.0
Up 300 basis points	$1.7	$0.3	$1.4

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the nine months ended September 30, 2022, we issued and sold 1,996 shares of common stock at an aggregate offering amount of approximately $10.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
June 29, 2022	$5,011	1,996	$10,000

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	License Agreement (1)

10.4	Indemnification Agreement (1)

10.5	Custody Agreement (1)

10.6	Subscription Agreement (1)

10.7	Subscription Credit Agreement (3)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(3)	Incorporated by reference from the Company’s Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: November 14, 2022	/s/ James C. Baker, Jr.
Name: James C. Baker, Jr.
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	/s/ Terry A. Hart
Name: Terry A. Hart
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)