Form 10-K
period 2022-12-31
Kayne DL 2021, Inc.
filed 2023-03-13
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of March 9, 2023, the registrant had 25,668 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

Documents Incorporated by Reference

Kayne DL 2021, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2022, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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

We are managed by KA Credit Advisors II, LLC (the “Advisor”) which is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent.

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

Market Opportunity

The universe of middle market companies consists of nearly 200,000 potential borrowers that we believe will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. Together, these businesses represent approximately one-third of the U.S. private sector GDP making them equivalent to the size of the third largest economy in the world on a standalone basis and employing approximately 48 million people.

The U.S. middle market includes businesses held under an array of ownership structures including publicly and privately held companies, those held in trusts, sole proprietorships, etc. These businesses are also, broadly speaking, geographically diverse and span almost all industries. Middle market companies outperformed through the financial crisis (i.e., the 2007–2010 period) by adding 2.2 million jobs across major industry sectors and U.S. geographies, demonstrating their importance to the overall health of the U.S. economy. More than three-quarters of middle market companies demonstrated revenue growth in 2021 as compared to the prior year, and while the COVID rebound was not as strong as the rebound exhibited by the S&P 500 Index, the downturn also was not as severe.

Further, there is a large amount of uninvested capital held by private equity funds focused on investing in middle market businesses. We expect these private equity firms will continue to pursue acquisitions and to seek to fund a portion of these transactions with debt.

We expect that a number of factors will continue to drive strong demand for middle market senior credit, both by private equity owned and non-private equity owned companies, for the foreseeable future, including: (i) primary market opportunities driven by a significant amount of unspent middle market private equity capital, (ii) opportunities driven by a large need for the refinancing or restructuring of existing debt of healthy companies and (iii) supplemental and growth capital opportunities. Meanwhile, the supply of capital to middle market borrowers is relatively constrained due to (i) a long-term regulatory trend that has nearly eliminated bank participation in leveraged finance due to stricter federal leveraged lending guidelines, (ii) consolidation of commercial banks over the last two decades, which has caused banks to abandon the middle market as they move up-market to service larger clients, (iii) the continued up-market movement of select competitors that historically participated in middle market financings and which now participate mostly in upper-middle market financings as target hold-sizes have increased and (iv) direct lending increasing share relative to broadly syndicated deals and mezzanine financings.

Further, current economic and geopolitical concerns have created a market dislocation in certain segments of lending markets globally with a lack of available capital to finance transaction activity. We believe this has created a substantial enhancement of the relative risk-reward profile for non-liquid private credit markets as an asset class, particularly for managers with a track record of investing through potentially uncertain economic times.

First, inflationary concerns in the United States have led the U.S. Federal Reserve to substantially increase rates, which have driven an increase in reference rates (e.g., LIBOR or SOFR) underpinning the pricing structure of floating rate securities from under 1.0% at year-end 2021 to over 4.50% (3-month SOFR) as of December 2022. This increase in reference rates inures to the benefit of lenders, increasing returns to investors.

Second, global economic considerations (e.g., the risk of a near-term recessionary environment) driven in part by (i) the aforementioned inflationary environment and the U.S. Federal Reserve’s response thereto, (ii) continued supply chain constraints globally and (iii) uncertainty associated with the Russian / Ukrainian conflict have created an environment in which lending institutions broadly have moderated activity. Most of this pull back has occurred in the upper-middle and large syndicated markets. Regardless, there has been a trickle-down effect of (a) increased opportunities for middle-market lenders to participate in larger transactions at attractive terms and (b) a general shift toward more lender-friendly terms inclusive of more conservative structures, increased economics and tightening of documentation.

While uncertainty associated with each of the above factors exists, we believe that, in the hands of a team with experience managing capital through multiple historical economic cycles, today’s climate represents an opportune time to generate attractive risk-adjusted returns relative to nearly any asset class. In addition to commanding higher pricing, principally due to illiquidity, directly negotiated middle market financings generally provide for more favorable terms to lenders than broadly syndicated loans, including more conservative leverage ratios, stronger covenants and reporting packages, better call protection, and more restrictive change-of-control provisions.

The credit investments that we hold in our portfolio generate what we believe are attractive yields, make quarterly interest payments to holders and typically rank ahead of other debt instruments in the borrower’s capital structure. The vast majority of our credit investments are expected to be floating rate loans, providing a natural hedge against inflation in a higher interest rate environment. As a result of Kayne Anderson’s middle-market private credit team’s focus on lending at more conservative debt multiples than the broader market and to businesses that exhibit limited cyclicality, we believe that operating results for the Company’s portfolio investments will have minimal correlation to price changes in the broader equity markets. This lack of correlation to the broader equity markets, combined with attractive yields on senior debt investments and downside protection as a result of our secured middle-market loans’ seniority in such company’s capital structure, are some of the reasons we find private credit investments to be compelling for our portfolio.

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

Investment Advisor

Our investment activities are managed by our Advisor, an investment advisor that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), under an investment advisory agreement between us and the Advisor (the “Investment Advisory Agreement”). Our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring our investments and portfolio companies on an ongoing basis. While we do not have any employees, the Advisor and its affiliates have a team of approximately 41 investment professionals who are primarily focused on private credit investments and liquid credit investments. The investment team is supported by a team of finance, legal, compliance, operations and administrative professionals.

The Advisor’s investment committee has overall responsibility for evaluating and approving the Company’s investments, and its portfolio allocations, subject to the oversight of our Board of Directors. The investment committee review process is intended to bring the diverse experience and perspectives of the investment committee members to the analysis and consideration of every investment. The investment committee currently consists of Terrence J. Quinn, Vice Chairman of Kayne Anderson; Paul S. Blank, President and Chief Operating Officer of Kayne Anderson; James C. Baker, Jr., Co-Head of Liquid Energy Infrastructure at Kayne Anderson; Douglas L. Goodwillie, Co-Head of Private Credit at Kayne Anderson; and Kenneth B. Leonard, Co-Head of Private Credit at Kayne Anderson. The investment committee also determines appropriate investment sizing and mandates ongoing monitoring requirements. Douglas L. Goodwillie and Kenneth B. Leonard, each a Co-Chief Investment Officer of the Company, are jointly and primarily responsible for the day-to-day management of the Company’s portfolio.

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

About Kayne Anderson Capital Advisors, L.P.

Founded in 1984, Kayne Anderson is a leading alternative investment management firm which is registered with the SEC under the Advisers Act, focused on real estate, credit, infrastructure/energy, renewables and growth capital. Kayne Anderson’s investment philosophy is to pursue niches, with an emphasis on cash flow, where its knowledge and sourcing advantages enable it to deliver above average, risk-adjusted investment returns. As responsible stewards of capital, Kayne Anderson’s investment philosophy extends to promoting responsible investment practices and sustainable business practices to create long-term value for its investors.

As of December 31, 2022, investment vehicles managed or advised by Kayne Anderson had over $32 billion in assets under management for institutional investors, family offices, high net worth and retail clients. Kayne Anderson has 335 professionals located across five offices across the U.S. The firm has approximately 140 investment professionals, 41 of which are dedicated to credit investing.

Kayne Anderson’s credit platform operates various fund vehicles that pursue investment opportunities across several investment strategies. As of December 31, 2022, the platform managed over $9 billion in credit assets across three main strategies:

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

Our Initial Closing of the private offering was on December 16, 2021. Additional closings may occur from time to time as determined by us. We reserve the right to conduct additional offerings of securities in the future to investors unaffiliated with the Initial Investors, but such offerings will be subject to the consent or approval of the holders of the majority of the Company’s then outstanding Shares. In the event that we enter into a Subscription Agreement with one or more investors after the Initial Closing, each such investor will be required to make purchases of Shares (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase amount of any Catch-up Purchase will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase amount, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-Share price as determined by our Board of Directors prior to the date of the applicable drawdown, or such other date as may be required to comply with the provisions of the 1940 Act. In order to more fairly allocate organizational expenses among all of our stockholders, investors subscribing after the Initial Closing will be required to pay a price per Share above net asset value reflecting a variety of factors, including, without limitation, the total amount of our organizational and other expenses.

As of March 9, 2023, we had entered into subscription agreements with investors for an aggregate capital commitment of $353.3 million to purchase shares of common stock ($225.5 million is undrawn).

We conducted the following private offerings of our common stock associated with these subscription agreements during the year ended December 31, 2022.

Capital call notice date	Common stock issue date	Common stock shares issued	Aggregate offering amount ($ in millions)
June 15, 2022	June 29, 2022	1,996	$10.0
October 3, 2022	October 14, 2022	4,933	$25.0
November 28, 2022	December 9, 2022	4,803	$25.0
Total common stock issued		11,732	$60.0

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

Codes of Ethics

We and our Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. In addition, we have adopted a code of ethics applicable to our Principal Executive Officer, Principal Accounting Officer and senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may review or download the codes of ethics from the SEC’s Edgar database as part of our filings under www.sec.gov, or by written request to the following: Chief Compliance Officer, Kayne Anderson, 811 Main Street, 14th Floor, Houston, TX 77002.

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

SUMMARY OF RISK FACTORS

Investing in our Shares involves a number of significant risks. You should carefully consider information found in the section entitled “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. Some of the risks involved in investing in our Shares include:

●	We are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve our investment objective and that the value of our Shares could decline substantially.

●	We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Shares less attractive to investors.

●	We may finance our investments with borrowed money. Our inability to access leverage in a timely fashion may inhibit our ability to make timely investments.

●	Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

●	There is no public market for our Shares, nor can we give any assurance that one will develop in the future.

●	We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

●	The collateral securing our first-lien debt may decrease in value over time, may be difficult to value, and may become subordinated to the claims of other creditors.

●	Our investments in second-lien and subordinate loans generally will be subordinated to senior loans and will either have junior security interests or be unsecured, which may result in greater risk and loss of principal.

●	Some of the loans in which we may invest may be “covenant-lite” loans, which may have a greater risk of loss as compared to investments in or exposure to loans with financial maintenance covenants.

●	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

●	There is no public market or active secondary market for many of the investments that we intend to make and hold and as a result, these investments may be deemed illiquid.

●	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

●	We may make investments in highly levered companies. Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

●	The amount of any distributions we may make on our Shares is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced.

●	To the extent original issue discount (“OID”), and payment-in-kind (“PIK”), interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

●	The Advisor and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

●	Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	The Advisor may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Advisor may not have knowledge of all circumstances that could impact an investment by the Company.

●	Our management and incentive fee structure may create incentives for the Advisor that are not fully aligned with the interests of our stockholders and may induce the Advisor to make speculative investments.

●	If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

●	Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Shares.

●	We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Shares and our ability to pay distributions.

Risks Relating to Our Business and Structure

We have a limited operating history.

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

Pandemics and other local, national, and international public health emergencies, including outbreaks of infectious diseases such as SARS, H1N1/09 Flu, the Avian Flu, Ebola and the novel coronavirus (“COVID-19”) pandemic, can result in market volatility and disruption, and any similar future emergencies may materially and adversely impact economic production and activity in ways that cannot be predicted, all of which could result in substantial investment losses.

Most recently, COVID-19 caused a worldwide public health emergency, significantly diminished and disrupted global economic production and activity of all kinds, and contributed to both volatility and a severe decline in financial markets.

The full extent of the impact of COVID-19 (and of the resulting precipitous decline and disruption in economic and commercial activity across many of the world’s economies) on global economic conditions, and on the operations, financial condition, and performance of any particular market, industry or business, is impossible to predict, and additional economic disruptions and market volatility may occur as new variants appear and spread. Ongoing and potential additional materially adverse effects, including further global, regional and local economic downturns (including recessions) of indeterminate duration and severity, are possible.

Any other public health emergency could have a significant adverse impact on our investments and result in significant investment losses.

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

For example, the COVID-19 pandemic adversely impacted global commercial activity and contributed to significant volatility in financial markets.

In addition, the large-scale invasion of Ukraine by Russia, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

In addition, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Any escalation of hostility between China and/or Taiwan would likely have a significant adverse impact not only on the value of investments in both countries, but also on economies and financial markets globally.

We do not currently have portfolio investments with exposure to China, Taiwan, Russia or Ukraine.

We may use debt to finance our investments and changes in interest rates will affect our cost of capital and net investment income. In addition, the interest rates that extend beyond June 2023 might be subject to change based on recent regulatory changes.

We may borrow money or issue debt securities to make investments. As a result, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. During calendar 2022, the Federal Reserve raised the federal funds rate seven times and has signaled that further increases will likely happen in 2023 in an effort to control inflation. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating, which could reduce our net investment income to the extent any of our debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments. Also, an increase in interest rates available to investors could make an investment in our Shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our Shares.

The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that certain LIBOR tenors in certain currencies ceased to be provided at the end of 2021 with all remaining tenors ceasing to be published after June 30, 2023. It is expected that market participants will transition to the use of different alternatives reference or benchmark rates. Regulators have encouraged the development and adoption of alternative rates such as the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, whether or not SOFR maintains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond the LIBOR phase out date with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Additionally, if as currently expected LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023, with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, which could require us to incur significant time and expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant replacement reference index. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are in the process of transitioning our investments and our borrowings from LIBOR to SOFR and we do not expect that the transition will have a material impact on our business, financial condition or results of operations.

Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.

Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable-rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks associated with rising interest rates are heightened given that the U.S. Federal Reserve has begun to sharply raise interest rates from historically low levels and has signaled an intention to continue doing so until current inflation levels align with its long-term inflation target. Other central banks globally have begun implementing similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic and in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

The majority of our portfolio investments are recorded at fair value as determined in good faith by our Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Advisor, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Item 2. Financial Information — Discussion of Management’s Expected Operating Plans — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

Our Level 3 investments will typically consist of instruments for which a liquid trading market does not exist. The fair value of these instruments may not be readily determinable. We will value these instruments in accordance with valuation procedures adopted by our Advisor. We intend to use the services of an independent valuation firm to review the fair value of certain instruments prepared by our Advisor. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available will be reviewed by an independent valuation firm. The types of factors that the Advisor may consider in fair value pricing of our investments include, where relevant: the nature and realizable value of any collateral; the company’s ability to make interest payments, amortization payments (if any) and other fixed charges; the company’s historical and projected financial results; the markets in which the company does business; the estimated enterprise value of the company based on comparisons to publicly-traded securities, on discounted cash flows and other valuation methodologies; changes in the interest rate environments and the credit markets generally that may affect the price at which similar investments may be made; and other relevant factors. Because such valuations, and particularly valuations of non-traded instruments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our Advisor may differ materially from the values that would have been used if a liquid trading market for these instruments existed. Our net asset value (“NAV”) could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Advisor’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

In December 2020, the SEC adopted new Rule 2a-5 under the 1940 Act. The new rule is intended to modernize valuation practices for registered funds, including business development companies. Pursuant to rule 2a-5 and effective September 1, 2022, the Board of Directors designated the Advisor as the “valuation designee” to perform fair value determination of our portfolio holdings, subject to oversight by and periodic reporting to the Board. The valuation designee will perform fair valuation of our portfolio holdings in accordance with our Valuation Program, as approved by the Board. The Advisor’s internal valuation process did not materially change as a result of Rule 2a-5.

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

Political uncertainty could adversely affect our business.

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, heightened tensions between China and Taiwan, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses. We do not currently have portfolio investments with exposure to China, Taiwan, Russia or Ukraine.

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

We and many of our third-party service providers are currently have work from home policies. Such a policy of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the remote work environments.

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

In an effort to control inflation, the Federal Open Market Committee, the committee within the Federal Reserve that sets domestic monetary policy, raised the target range for the federal funds rate seven times in calendar year 2022 to a current range of 4.25% to 4.50%. The Federal Reserve has signaled that further increases will likely happen in 2023. Rising rates generally have a negative impact on income-oriented investments such as those in which we invest and could be adversely impacted by these actions. There is no assurance that the actions being taken by the Federal Reserve will improve the outlook for long-term inflation or whether they might result in a recession. A recession could lead to declined employment, global demand destruction and/or business failures, which may result in a decline in the value of our portfolio. In addition, increased interest rates could increase our cost of borrowing and reduce the return on leverage to common shareholders.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Advisor. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We have not yet identified all of the portfolio company investments we will acquire.

We have not yet identified all potential investments for our portfolio that we will acquire with the proceeds of sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace or that we will continue to identify sufficient suitable investment opportunities to deploy all Capital Commitments successfully. The Advisor selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. While we seek to identify additional investment opportunities, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high- quality debt investments that mature in one year or less from the date such investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

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

During extended periods of capital market disruption and instability, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distributions payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Common Stock.

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

The issuance of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could make an investment in shares of Common Stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to holders of Common Stock, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into shares of Common Stock). In addition, under the 1940 Act, preferred stock would constitute a “senior security” for purposes of the 150% asset coverage test. We do not currently anticipate issuing preferred stock.

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

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. Such risks include the large-scale invasion of Ukraine by Russia that began in February 2022, heightened tensions between China and Taiwan, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat. We do not currently have portfolio investments with exposure to China, Taiwan, Russia or Ukraine.

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

For example, the COVID-19 pandemic led to disruptions in local, regional, national and global markets and economies. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak resulted in the following among other things: (i)  significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems experienced by the markets and by businesses and the economy in general which were not necessarily adequate to address the problems faced by the loan market and middle market businesses. Although many of these conditions have improved or resolved over the course of the pandemic, similar consequences could occur in the future as a result of new variants of the virus or other infectious diseases. The COVID-19 outbreak has had, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. Recurring COVID-19 outbreaks, including as a result of new variants of the virus, have led to the re-introduction of public health restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. It is impossible to determine the scope of any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies in which we invest.

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

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.

In addition, the SEC has announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to corporate and fund carbon emissions, board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Not applicable.

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

As of March 9, 2023, we had 4 holders of record of our common stock.

Distributions

The following table reflects the distributions declared and payable for the year ended December 31, 2022 (dollars in thousands, except per share amounts)

			Dividend
			per	Total
Date Declared	Record Date	Payment Date	Share	Dividend
April 19, 2022	April 20, 2022	July 27, 2022	$6.80	$58
July 19, 2022	July 20, 2022	July 27, 2022	29.00	307
October 18, 2022	October 13, 2022	October 25, 2022	72.00	768
December 16, 2022	December 29, 2022	January 13, 2023	86.00	1,768
			$193.80	$2,901

Dividend Reinvestment Plan

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to our dividend reinvestment plan during the year ended December 31, 2022 (dollars in thousands, except per share amounts).

		DRIP
		shares	DRIP
Dividend record date	Dividend payment date	issued	value
April 20, 2022	July 27, 2022	12	$58
July 20, 2022	July 27, 2022	60	304
October 13, 2022	October 25, 2022	150	761
		222	$1,123

For the dividend declared on December 16, 2022 and paid on January 13, 2023, there were 340 shares issued with a DRIP value of $1,750. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2022.

All of the dividends declared during the year ended December 31, 2022 were derived from ordinary income, determined on a tax basis.

Recent Sales of Unregistered Securities

As set forth in the table below (dollars in thousands, except per share amounts), during the year ended December 31, 2022, we issued and sold 11,732 shares of common stock at an aggregate offering amount of $60.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K.

	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
June 29, 2022	$5,011	1,996	$10,000
October 14, 2022	$5,068	4,933	$25,000
December 9, 2022	$5,205	4,803	$25,000
Total common stock issued		11,732	$60,000

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

We are managed by KA Credit Advisors II, LLC (the “Advisor”) which is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisory Act of 1940. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent.

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

Recent Developments

On February 24, 2023, we renewed our Subscription Credit Facility through February 22, 2024. All other terms of the Subscription Credit Facility remain substantially the same.

On February 28, 2023, we sold 4,775 shares of common stock for a total aggregate offering price of $25.0 million. KACALP, an affiliate of our Advisor, made an equity contribution of $0.2 million associated with its 1% commitment for this February 28, 2023 share issuance. We have subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock ($225.5 million is undrawn).

On March 7, 2023, our Board of Directors (the “Board”) declared a distribution of $115.00 per share to each common stockholder of record as of March 31, 2023. The distribution will be paid on April 14, 2023.

Portfolio and Investment Activity

As of December 31, 2022, we had 80 debt investments in 39 portfolio companies with an aggregate fair value of approximately $107.3 million and an amortized cost of $105.1 million consisting of first lien senior secured debt investments.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2022:

			Fair	Percentage of
			Value	long-term
Portfolio Company		Industry	($ in millions)	investments
1	BCDI Meteor Acquisition, LLC (Meteor)	Trading companies & distributors	$5.0	4.7%
2	Domain Information Services Inc. (Integris)	IT services	$5.0	4.7%
3	Genuine Cable Group, LLC	Trading companies & distributors	$4.9	4.6%
4	BR PJK Produce, LLC (Keany)	Food products	$4.8	4.4%
5	BLP Buyer, Inc. (Bishop Lifting Products)	Commercial services & supplies	$4.8	4.4%
6	Improving Acquisition LLC	IT services	$4.6	4.3%
7	Basel U.S. Acquisition Co., Inc. (IAC)	Aerospace & defense	$4.6	4.3%
8	Universal Marine Medical Supply International, LLC (Unimed)	Professional services	$4.4	4.1%
9	IF&P Foods, LLC (FreshEdge)	Food products	$4.1	3.8%
10	Alcami Corporation (Alcami)	Biotechnology	$4.1	3.8%

As of December 31, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.2%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 11.4%.

Our investment activity for the years ended December 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the year ended December 31,
	2022 ($ in millions)	2021 ($ in millions)
New investments:
Gross new investments commitments	$114.0	$17.1
Less: investment commitments sold down, exited or repaid(1)	(2.3)	-
Net investment commitments	111.7	17.1

Principal amount of investments funded:
Private credit investments	$98.2	$11.8
Liquid credit investments	-	-
Total principal amount of investments funded	98.2	11.8

Principal amount of investments sold:
Private credit investments	(2.3)	-
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(2.3)	-

Number of new investment commitments	67	16
Average new investment commitment amount	$1.7	$1.1
Weighted average maturity for new investment commitments (2)	4.2 years	4.5 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments (3)	10.6%	6.7%
Weighted average spread over benchmark rate of new floating rate investment commitments (3)	6.2%	5.7%
Weighted average interest rate on investment sold or paid down (4)	7.0%	6.8%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at December 31, 2022 per our Consolidated Schedule of Investments for new commitments entered into during the year.

(4)	Based on the underlying rate if still held at December 31, 2022. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

Beginning with the three months ended March 31, 2022, we use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, we used GICS, Level 2 – Industry Group.

The table below describes long-term investments by industry composition based on fair value as of December 31, 2022 and 2021:

December 31, 2022

Trading companies & distributors	15.4%
Food products	12.6%
Health care providers & services	12.6%
IT services	9.0%
Professional services	7.6%
Commercial services & supplies	6.6%
Containers & packaging	5.2%
Aerospace & defense	4.5%
Biotechnology	3.8%
Wireless telecommunication services	3.4%
Machinery	2.8%
Software	2.8%
Textiles, apparel & luxury goods	2.6%
Building products	2.1%
Diversified telecommunication services	1.6%
Auto components	1.6%
Healthcare equipment & supplies	1.6%
Electronic equipment, instruments & components	1.4%
Leisure products	1.2%
Insurance	1.2%
Chemicals	0.2%
Asset management & custody banks	0.2%
Total	100.0%

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

Results of Operations

For the years ended December 31, 2022 and 2021, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of December 31, 2022 or 2021.

The following table represents the operating results for the years ended December 31, 2022 and 2021:

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
	($ in millions)	($ in millions)
Total investment income	$4.34	$0.02
Less: Net expenses	(1.50)	(0.40)
Net investment income	2.84	(0.38)
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	1.97	0.26
Net increase (decrease) in net assets resulting from operations	$4.81	$(0.12)

Investment Income

Investment income for the years ended December 31, 2022 and 2021 totaled $4.3 million and $0.02 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

We commenced investment operations on December 16, 2021. Operating expenses for the years ended December 31, 2022 and 2021, were as follows:

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.22	$-
Management fees	0.34	-
Other operating expenses	0.69	0.17
Initial organization	-	0.21
Deferred offering costs	0.14	0.01
Directors fees	0.11	0.01
Total expenses	$1.50	$0.40

Total expenses for the years ended December 31, 2022 and 2021 included zero and $0.21 million of initial organization expenses, respectively, and $0.14 million and $0.01 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. We commenced investment operations on December 16, 2021. During the years ended December 31, 2022 and 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
	($ in millions)	($ in millions)
Unrealized gains on investments	$2.09	$0.26
Unrealized (losses) on investments	(0.12)	-
Net change in unrealized gains (losses) on investments	$1.97	$0.26

The change in unrealized appreciation for the years ended December 31, 2022 and 2021 totaled $2.09 million and $0.26 million, respectively, which primarily related to our investments in the following tables:

For the year ended
December 31, 2022
($ in millions)
Portfolio Company
Alcami Corporation (Alcami)	$0.13
BCDI Meteor Acquisition, LLC (Meteor)	0.12
Basel U.S. Acquisition Co., Inc. (IAC)	0.12
Universal Marine Medical Supply International, LLC (Unimed)	0.12
BR PJK Produce, LLC (Keany)	0.12
Domain Information Services Inc. (Integris)	0.12
IF&P Foods, LLC (FreshEdge)	0.12
DISA Holdings Corp. (DISA)	0.11
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.11
Genuine Cable Group, LLC	0.10
Improving Acquisition LLC	0.10
CGI Automated Manufacturing, LLC	0.09
FCA, LLC (FCA Packaging)	0.07
LSL Industries, LLC (LSL Healthcare)	0.06
American Soccer Company, Incorporated (SCORE)	0.06
I.D. Images Acquisition, LLC	0.06
American Equipment Holdings LLC	0.06
OMH-HealthEdge Holdings, LLC	0.05
Gulf Pacific Holdings, LLC	0.05
Centerline Communications, LLC	0.05
Other portfolio companies	0.27
Total Unrealized Appreciation	$2.09

For the year ended
December 31, 2021
($ in millions)

Siegel Egg Co., LLC	$0.06
SGA Dental Partners Holdings, LLC	0.05
Guardian Dentistry Partners	0.04
BCI Burke Holding Corp.	0.04
Brightview, LLC	0.03
Corbett Technology Solutions, Inc.	0.02
I.D. Images Acquisition, LLC	0.01
Peak Technologies	0.01
Total Unrealized Appreciation	$0.26

The change in unrealized depreciation for the year ended December 31, 2022 total $0.12 million, which primarily related to our investments in the following table. There was no change in unrealized depreciation for the year ended December 31, 2021. We commenced investment operations on December 16, 2021.

For the year ended
December 31, 2022
($ in millions)

Allentown, LLC	$(0.04)
Brightview, LLC	(0.04)
Siegel Egg Co., LLC	(0.02)
Other portfolio companies	(0.02)
Total Unrealized Depreciation	$(0.12)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of December 31, 2022, our asset coverage ratio was not meaningful, as we only had $0.7 million borrowed under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

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

As of December 31, 2022, we had $0.7 million borrowed under our subscription credit facility and cash and cash equivalents of $0.7 million. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of March 9, 2023, we had no borrowings outstanding under our subscription credit facility and cash and cash equivalents of $3.7 million.

Capital Contributions

During the years ended December 31, 2022 and 2021, we issued and sold 11,732 and 8,600 shares of our common stock, respectively, related to capital called at an aggregate purchase price of $60.0 million and $43.0 million, respectively. As of March 9, 2023, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $225.5 million ($128.0 million or 36.2% funded).

Credit Facility

Subscription Credit Facility. As of December 31, 2022, we are party to a senior secured revolving credit facility (the “Subscription Credit Facility”) that has a total commitment of $25 million and a maturity date of February 22, 2024.  The Subscription Credit Facility permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 1.975% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at December 31, 2022 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$0.7	$0.7	$-	$-	$-
Total contractual obligations	$0.7	$0.7	$-	$-	$-

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had an aggregate $21.1 million and $5.3 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report. See Note 2 to our consolidated financial statements for the years ended December 31, 2022 and 2021, for more information on our critical accounting policies.

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

●

Valuation Firm. Quarterly, third-party valuation firms engaged by the Advisor review the valuation methodologies and calculations employed for each of our investments that the Advisor has placed on the “watch list” and approximately 25% of our remaining investments. These third-party valuation firms will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by these third-party valuation firms will provide positive assurance on the fair values of the investments reviewed.

●

Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor and third-party valuation firms as part of the Board’s oversight responsibilities.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(2.2)	$(0.0)	$(2.2)
Down 100 basis points	$(1.1)	$0.0	$(1.1)
Up 100 basis points	$1.1	$0.0	$1.1
Up 200 basis points	$2.2	$0.0	$2.2

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kayne DL 2021, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Kayne DL 2021, Inc. (the “Company”) as of December 31, 2022, and December 31, 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2022 , including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and December 31, 2021 ,and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022, and December 31, 2021, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 10, 2023

We have served as the auditor of one or more investment companies in Kayne Anderson Funds Family since 2004.

Kayne DL 2021, Inc.

Consolidated Statement of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $105,083 and $11,499)	$107,312	$11,761
Short-term investments (amortized cost of $31,239)	-	31,239
Cash and cash equivalents	715	266
Deferred offering costs	-	137
Receivable for principal payments on investments	22	-
Interest receivable	972	12
Prepaid expenses and other assets	101	112
Total Assets	$109,122	$43,527

Liabilities:
Subscription Credit Facility (Note 6)	$750	$-
Unamortized Subscription Credit Facility issuance costs	(35)	-
Payable for investments purchased	137	-
Distributions payable	1,768	-
Payable to affiliate	-	471
Management fee payable	156	2
Accrued expenses and other liabilities	438	175
Total Liabilities	$3,214	$648

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 20,554 and 8,600 as of December 31, 2022 and 2021, respectively, issued and outstanding	$-	$-
Additional paid-in capital	103,811	42,824
Total distributable earnings (deficit)	2,097	55
Total Net Assets	$105,908	$42,879
Total Liabilities and Net Assets	$109,122	$43,527
Net Asset Value Per Common Share	$5,153	$4,986

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Operations

(amounts in 000’s, except share and per share amounts)

	For the years ended December 31,
	2022	2021
Income:
Investment income from investments:
Interest income	$4,338	$17
Total investment income from investments	4,338	17
Total Investment Income	4,338	17

Expenses:
Interest expense	215	-
Management fees	337	2
Professional fees	389	153
Directors fees	115	8
Offering costs	137	6
Initial organization costs	-	208
Other general and administrative expenses	307	23
Total Expenses	1,500	400
Net Investment Income (Loss)	2,838	(383)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	1	-
Total net realized gains (losses)	1	-
Net change in unrealized gains (losses):
Investments	1,968	262
Total net change in unrealized gains (losses)	1,968	262
Total realized and unrealized gains (losses)	1,969	262

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,807	$(121)

Per Common Share Data:
Basic and diluted net investment income per common share	$257	$(58)
Basic and diluted net increase in net assets resulting from operations	$435	$(18)
Weighted Average Common Shares Outstanding - Basic and Diluted	11,046	6,600

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Changes in Net Assets

(amounts in 000’s)

	For the years ended
	December 31, 2022	December 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,838	$(383)
Net realized gains (losses) on investments	1	-
Net change in unrealized gains (losses) on investments	1,968	262
Net Increase (Decrease) in Net Assets Resulting from Operations	4,807	(121)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,901)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,901)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	60,000	43,000
Reinvestment of distributions	1,123	-
Net Increase in Net Assets Resulting from Capital Share Transactions	61,123	43,000
Total Increase (Decrease) in Net Assets	63,029	42,879
Net Assets, Beginning of Period	42,879	-
Net Assets, End of Period	$105,908	$42,879

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Cash Flows

(amounts in 000’s)

	For the years ended
	December 31, 2022	December 31, 2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,807	$(121)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(1)	-
Net change in unrealized (gains)/losses on investments	(1,968)	(262)
Net accretion of discount on investments	(216)	(1)
(Purchases)/sales of short-term investments, net	31,239	(31,239)
Purchases of portfolio investments	(95,709)	(11,504)
Proceeds from sales of investments and principal repayments	2,343	6
Amortization of deferred financing cost	90	-
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(960)	(12)
(Increase)/decrease in deferred offering costs	137	(137)
(Increase)/decrease in receivable for principal payments on investments	(22)	-
(Increase)/decrease in prepaid expenses and other assets	11	(112)
Increase/(decrease) in payable for investments purchased	137	-
Increase/(decrease) in management fees payable	154	2
Increase/(decrease) in payable to affiliate	(471)	471
Increase/(decrease) in accrued other general and administrative expenses	263	175
Net cash used in operating activities	(60,166)	(42,734)
Cash Flows from Financing Activities:
Borrowings on subscription credit facility, net	750
Payments of debt issuance costs	(125)	-
Distributions paid in cash	(10)	-
Proceeds from issuance of common shares	60,000	43,000
Net cash provided by financing activities	60,615	43,000
Net increase in cash and cash equivalents	449	266
Cash and cash equivalents, beginning of period	266	-
Cash and cash equivalents, end of period	$715	$266

Supplemental and Non-Cash Information:
Interest paid during the period	$111	$-
Non-cash financing activities not included herein consisted of reinvestment of dividends	$1,123	$-

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments
Private Credit Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC) (5)	First lien senior secured revolving loan	11.10% (S + 6.50%)	12/5/2028	-	$-	$-	0.0%
	First lien senior secured loan	11.10% (S + 6.50%)	12/5/2028	4,601	4,477	4,601	4.3%
Precinmac (US) Holdings, Inc.	First lien senior secured loan	10.42% (S + 6.00%)	8/31/2027	284	278	280	0.3%
				4,885	4,755	4,881	4.6%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	10.84% (S + 6.00%)	2/29/2024	216	187	212	0.2%
				216	187	212	0.2%
Auto components
Vehicle Accessories, Inc.	First lien senior secured loan	10.34% (S + 5.50%)	11/30/2026	1,714	1,689	1,701	1.6%
				1,714	1,689	1,701	1.6%
Biotechnology
Alcami Corporation (Alcami)	First lien senior secured delayed draw loan	11.42% (S + 7.00%)	6/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.42% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured loan	11.42% (S + 7.00%)	12/21/2028	4,110	3,935	4,069	3.8%
				4,110	3,935	4,069	3.8%
Building products
BCI Burke Holding Corp.	First lien senior secured delayed draw loan	9.70% (L + 5.50%)	12/14/2027	85	82	85	0.1%
	First lien senior secured loan	10.23% (L + 5.50%)	12/14/2027	2,186	2,155	2,197	2.1%
	First lien senior secured revolving loan	9.70% (L + 5.50%)	6/14/2027	-	-	-	0.0%
				2,271	2,237	2,282	2.2%
Chemicals
Schrieve Chemical Company, LLC	First lien senior secured loan	10.33% (L + 6.00%)	12/2/2024	256	251	256	0.2%
				256	251	256	0.2%
Commercial services & supplies
Allentown, LLC	First lien senior secured delayed draw loan	10.42% (S + 6.00%)	10/22/2023	-	-	-	0.0%
	First lien senior secured revolving loan	12.50% (P + 5.00%)	4/22/2027	106	102	103	0.1%
	First lien senior secured loan	10.42% (S + 6.00%)	4/22/2027	2,276	2,256	2,214	2.1%
American Equipment Holdings LLC	First lien secured delayed draw loan	10.88% (S + 6.00%)	11/5/2026	-	(61)	-	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured revolving loan	10.67% (S + 6.25%)	2/1/2027	91	87	90	0.1%
	First lien senior secured loan	10.21% (S + 6.50%)	2/1/2027	2,000	1,952	1,975	1.9%
	First lien senior secured loan	10.49% (S + 6.25%)	2/1/2027	2,729	2,683	2,695	2.5%
				7,202	7,019	7,077	6.7%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	10.89% (S + 6.75%)	11/5/2025	2,993	2,949	2,993	2.8%
FCA, LLC (FCA Packaging)	First lien senior secured revolving loan	9.46% (S + 6.50%)	7/18/2028	-	-	-	0.0%
	First lien senior secured loan	9.46% (S + 6.50%)	7/18/2028	2,520	2,479	2,545	2.4%
				5,513	5,428	5,538	5.2%
Diversified telecommunication services
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	First lien senior secured loan	8.70% (L + 5.00%)	10/29/2027	932	917	918	0.8%
	First lien senior secured loan	9.58% (S + 5.00%)	10/29/2027	839	825	827	0.8%
				1,771	1,742	1,745	1.6%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	10.49% (S + 6.00%)	10/30/2025	1,472	1,448	1,461	1.4%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Food products
BR PJK Produce, LLC (Keany)	First lien senior secured loan	10.47% (S + 6.25%)	11/14/2027	4,772	4,649	4,772	4.5%
	First lien senior secured delayed draw loan	10.47% (S + 6.25%)	5/14/2024	-	-	-	0.0%
Gulf Pacific Holdings, LLC	First lien senior secured delayed draw loan	10.73% (S + 6.00%)	9/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	10.42% (S + 6.00%)	9/30/2028	128	119	128	0.1%
	First lien senior secured loan	10.73% (S + 6.00%)	9/30/2028	1,747	1,706	1,747	1.7%
IF&P Foods, LLC (FreshEdge) (6)	First lien senior secured delayed draw loan	8.91% (S + 5.25%)	10/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	8.91% (S + 5.25%)	10/3/2028	195	184	195	0.2%
	First lien senior secured loan	8.91% (S + 5.25%)	10/3/2028	3,931	3,822	3,931	3.7%
Siegel Egg Co., LLC	First lien senior secured revolving loan	9.25% (L + 5.50%)	12/29/2026	306	298	304	0.3%
	First lien senior secured loan	9.25% (L + 5.50%)	12/29/2026	2,484	2,445	2,471	2.3%
				13,563	13,223	13,548	12.8%
Health care providers & services
Brightview, LLC	First lien senior secured delayed draw loan	10.14% (L + 5.75%)	12/14/2026	292	289	290	0.3%
	First lien senior secured revolving loan	10.13% (L + 5.75%)	12/14/2026	-	-	-	0.0%
	First lien senior secured loan	10.13% (L + 5.75%)	12/14/2026	2,190	2,176	2,168	2.0%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	10.94% (S + 6.50%)	8/20/2026	1,970	1,942	1,970	1.9%
	First lien senior secured loan	10.94% (S + 6.50%)	8/20/2026	1,012	992	1,012	0.9%
Light Wave Dental Management LLC	First lien senior secured delayed draw loan	11.32% (S + 6.50%)	12/31/2023	956	944	956	0.9%
	First lien senior secured revolving loan	11.32% (S + 6.50%)	12/31/2023	56	55	56	0.0%
	First lien senior secured loan	11.32% (S + 6.50%)	12/31/2023	1,294	1,285	1,294	1.2%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	10.03% (L + 5.25%)	10/24/2025	2,978	2,924	2,978	2.8%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	9.93% (S + 6.00%)	12/30/2026	1,336	1,314	1,336	1.3%
	First lien senior secured loan	9.93% (S + 6.00%)	12/30/2026	1,434	1,407	1,434	1.4%
	First lien senior secured revolving loan	9.93% (S + 6.00%)	12/30/2026	-	-	-	0.0%
				13,518	13,328	13,494	12.7%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare)	First lien senior secured delayed draw loan	10.90% (S + 6.50%)	11/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	10.90% (S + 6.50%)	11/3/2027	-	-	-	0.0%
	First lien senior secured loan	10.90% (S + 6.50%)	11/3/2027	1,691	1,629	1,691	1.6%
				1,691	1,629	1,691	1.6%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets

Insurance
Allcat Claims Service, LLC	First lien senior secured delayed draw loan	10.24% (S + 6.00%)	7/7/2027	462	439	462	0.5%
	First lien senior secured revolving loan	10.33% (S + 6.00%)	7/7/2027	142	136	142	0.1%
	First lien senior secured loan	10.41% (S + 6.00%)	7/7/2027	668	655	668	0.6%
				1,272	1,230	1,272	1.2%
IT services
Domain Information Services Inc. (Integris)	First lien senior secured loan	10.63% (S + 6.25%)	9/30/2025	5,000	4,879	5,000	4.7%
Improving Acquisition LLC	First lien senior secured revolving loan	10.24% (S + 6.00%)	7/26/2027	-	-	-	0.0%
	First lien senior secured loan	10.24% (S + 6.00%)	7/26/2027	4,635	4,538	4,635	4.4%
				9,635	9,417	9,635	9.1%
Leisure products
MacNeill Pride Group	First lien senior secured delayed draw loan	11.09% (S + 6.25%)	4/22/2026	1,233	1,210	1,202	1.2%
	First lien senior secured revolving loan	11.09% (S + 6.25%)	4/22/2026	130	126	127	0.1%
				1,363	1,336	1,329	1.3%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	11.09% (S + 6.25%)	3/6/2027	968	959	968	0.9%
PVI Holdings, Inc	First lien senior secured loan	10.12% (S + 6.38%)	7/18/2027	2,068	2,037	2,068	2.0%
				3,036	2,996	3,036	2.9%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Professional services
DISA Holdings Corp. (DISA)	First lien senior secured delayed draw loan	9.73% (S + 5.50%)	9/9/2028	374	349	372	0.4%
	First lien senior secured revolving loan	9.82% (S + 5.50%)	9/9/2028	9	-	9	0.0%
	First lien senior secured loan	9.72% (S + 5.50%)	9/9/2028	3,429	3,328	3,412	3.2%
Universal Marine Medical Supply International, LLC (Unimed)	First lien senior secured revolving loan	12.14% (S + 7.50%)	12/5/2027	147	129	147	0.1%
	First lien senior secured loan	12.10% (S + 7.50%)	12/5/2027	4,265	4,160	4,265	4.0%
				8,224	7,966	8,205	7.7%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	10.44% (S + 6.25%)	7/22/2027	2,997	2,878	2,997	2.8%
				2,997	2,878	2,997	2.8%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured revolving loan	11.91% (S + 7.25%)	7/20/2027	162	154	162	0.2%
	First lien senior secured loan	11.98% (S + 7.25%)	7/20/2027	2,582	2,527	2,582	2.4%
				2,744	2,681	2,744	2.6%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	11.66% (S + 7.00%)	6/29/2028	5,000	4,875	5,000	4.7%
CGI Automated Manufacturing, LLC	First lien senior secured revolving loan	11.34% (S + 6.50%)	12/17/2026	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.34% (S + 6.50%)	12/17/2026	1,267	1,222	1,267	1.2%
	First lien senior secured loan	11.34% (S + 6.50%)	12/17/2026	1,517	1,476	1,517	1.4%
Genuine Cable Group, LLC	First lien senior secured loan	10.17% (S + 5.75%)	11/1/2026	4,988	4,824	4,925	4.7%
I.D. Images Acquisition, LLC	First lien senior secured loan	10.67% (S + 6.25%)	7/30/2026	3,085	3,026	3,085	2.9%
	First lien senior secured loan	10.98% (S + 6.25%)	7/30/2026	696	686	696	0.7%
				16,553	16,109	16,490	15.6%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured loan	9.93% (S + 5.50%)	8/10/2027	670	651	667	0.6%
	First lien senior secured delayed draw loan	9.93% (S + 5.50%)	8/10/2027	2,997	2,948	2,982	2.8%
				3,667	3,599	3,649	3.4%
Total Private Credit Investments				107,673	105,083	107,312	101.2%

Total Debt Investments				107,673	105,083	107,312	101.2%

Total Investments					$105,083	$107,312	101.2%

Liabilities in Excess of Other Assets						(1,404)	(1.2)%
Net Assets						$105,908	100.0%

(1)	As of December 31, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2022, the tax cost of the Company's investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or "P").
(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, 4.2% of the Company’s total assets were in non-qualifying investments.
(6)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

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

As of December 31, 2022, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock. See Note 12 – Subsequent Events.

KA Credit Advisors II, LLC (the “Advisor”) serves as the Company’s investment advisor. The Advisor is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent (including the Board’s chairperson).

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. As of December 31, 2022, KDL Corp, LLC held no investments.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, establishing requirements to determine fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5 and effective September 1, 2022, the Board of Directors designated the Advisor as the “valuation designee” to perform fair value determinations of the Company’s portfolio holdings, subject to oversight by and periodic reporting to the Board. The valuation designee will perform fair valuation of the Company’s portfolio holdings in accordance with the Company’s Valuation Program, as approved by the Board. The Advisor’s internal valuation process did not materially change as a result of Rule 2a-5.

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
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of the Company’s Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of the Company’s Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. The Company expects that a significant majority of its investments will be Level 3 investments. Unless otherwise determined by the Advisor, the following valuation process is used for the Company’s Level 3 investments:

●	Valuation Designee. The applicable investments will be valued no less frequently than quarterly by the Advisor, with new investments valued at the time such investment was made. The value of each Level 3 investment will be initially reviewed by the persons responsible for such portfolio company or investment. The Advisor will use a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs to determine a preliminary value. The Advisor will specify the titles of the persons responsible for determining the fair value of Company investments, including by specifying the particular functions for which they are responsible, and will reasonably segregate fair value determinations from the portfolio management of the Company such that the portfolio manager(s) may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments.

●	Valuation Firm. Quarterly, third-party valuation firms engaged by the Advisor review the valuation methodologies and calculations employed for each of the Company’s investments that the Advisor has placed on the “watch list” and approximately 25% of the Company’s remaining investments. The third-party valuation firms will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by these third-party valuation firms will provide positive assurance on the fair values of the investments reviewed.

●	Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor and third-party valuation firms as part of the Board’s oversight responsibilities.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

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

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

G. Debt Issuance Costs—Costs incurred by the Company related to the issuance of its debt (credit facilities) are capitalized and amortized over the period the debt is outstanding. The Company has classified the costs incurred to issue its credit facilities as a deduction from the carrying value of the credit facilities on the Statement of Assets and Liabilities. For the purpose of calculating the Company’s asset coverage ratios pursuant to the 1940 Act, deferred issuance costs are not deducted from the carrying value of debt or preferred stock.

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

For the years ended December 31, 2022 and 2021, the Company incurred management fees of $337 and $2, respectively.

C. Other – KACALP, an affiliate of the Advisor, made equity contributions of $600 during the year ended December 31, 2022.  See Note 12 – Subsequent Events.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$105,083	$107,312	$11,499	$11,761
Short-term investments	-	-	31,239	31,239
Total Investments	$105,083	$107,312	$42,738	$43,000

As of December 31, 2022, $4,601 of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act. As of December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

Beginning with the three months ended March 31, 2022, the Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, the Company used GICS, Level 2 – Industry Group.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The industry composition of long-term investments based on fair value as of December 31, 2022 and 2021 was as follows:

December 31, 2022

Trading companies & distributors	15.4%
Food products	12.6%
Health care providers & services	12.6%
IT services	9.0%
Professional services	7.6%
Commercial services & supplies	6.6%
Containers & packaging	5.2%
Aerospace & defense	4.5%
Biotechnology	3.8%
Wireless telecommunication services	3.4%
Machinery	2.8%
Software	2.8%
Textiles, apparel & luxury goods	2.6%
Building products	2.1%
Diversified telecommunication services	1.6%
Auto components	1.6%
Healthcare equipment & supplies	1.6%
Electronic equipment, instruments & components	1.4%
Leisure products	1.2%
Insurance	1.2%
Chemicals	0.2%
Asset management & custody banks	0.2%
Total	100.0%

December 31, 2021

Health care equipment & services	39.8%
Food & beverage	22.7%
Consumer durables & apparel	19.9%
Telecommunication services	8.0%
Capital goods	6.0%
Software & services	3.6%
Total	100.0%

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

The following table presents the fair value hierarchy of investments as of December 31, 2022 and 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$107,312	$107,312
Short-term investments	-	-	-	-
Total Investments	$-	$-	$107,312	$107,312

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$11,761	$11,761
Short-term investments	31,239	-	-	31,239
Total Investments	$31,239	$-	$11,761	$43,000

For the years ended December 31, 2022 and 2021, the Company did not recognize any transfers to or from Level 3.

The following tables present changes in the fair value of investments (all of which were first-lien senior secured debt investments) for which Level 3 inputs were used to determine the fair value as of and for years ended December 31, 2022 and 2021:

For the
year ended
December 31, 2022
Fair value, beginning of period	$11,761
Purchases of investments	95,709
Proceeds from sales of investments and principal repayments	(2,343)
Net change in unrealized gain (loss)	1,968
Net realized gain (loss)	1
Net accretion of discount on investments	216
Transfers into (out of) Level 3	-
Fair value, end of period	$107,312

For the
year ended
December 31, 2021
Fair value, beginning of period	$-
Purchases of investments	11,504
Proceeds from principal payments and sales of investments	(6)
Net change in unrealized gain (loss)	262
Net accretion of discount on investments	1
Transfers into (out of) Level 3	-
Fair value, end of period	$11,761

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

To determine fair value using a market yield analysis, the Company discounts the contractual cash flows of each investment at an appropriate discount rate (the market yield). To determine the estimated market yield for its debt investments, the Company analyzes changes in the risk/reward (measured by yields and leverage) of middle market indices as compared to changes in risk/reward for the underlying investment and estimates the appropriate discount rate for such debt investment. In this context, the discount rate and fair market value of the investment is impacted by the structure and pricing of the security relative to current market yields for similar investments in similar businesses as well as the financial performance of such business. In performing this analysis, the Company considers data sources including, but not limited to: (i) industry publications, such as S&P Global’s High-End Middle Market Lending Review; Thomson Reuter’s Refinitiv Middle Market Monthly Stats; CapitalIQ; Pitchbook News; The Lead Left, and other data sources; (ii) comparable investments reviewed or completed by affiliates of the Advisor, and (iii) information obtained and provided by the Advisor’s independent valuation managers.

To determine if a debt investment is credit impaired, the Company estimates the enterprise value of the business and compares such estimate to the outstanding indebtedness of such business. The Company utilizes the following valuation methodologies to determine the estimated enterprise value of the company: (i) analysis of valuations of publicly traded companies in a similar line of business (“public company comparable analysis”), (ii) analysis of valuations of M&A transaction valuations for companies in a similar line of business (“precedent transaction analysis”), (iii) discounted cash flows (“DCF analysis”) and (iv) other valuation methodologies.

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

Equity investments in private companies are typically valued using one of or a combination of the following valuation techniques: (i) public company comparable analysis, (ii) precedent transaction analysis and (iii) DCF analysis.

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

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and 2021. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value.

	As of December 31, 2022
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$107,312	Discounted cash flow analysis	Discount rate	8.7% - 15.0%	9.8%

	As of December 31, 2021
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$11,761	Market Approach - Yield Analysis	Credit Spreads	5.00%-6.50%	5.77%

Note 6. Debt

On February 25, 2022, the Company entered into a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 22, 2024.  The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 1.975% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility. See Note 12 – Subsequent Events.

Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$750	$24,250
Total debt	$25,000	$750	$24,250

(1)	The amount available reflects any limitations related to the Subscription Credit Facility's borrowing base as of December 31, 2022.

For the year ended December 31, 2022, the weighted average interest rate of borrowing outstanding was 5.21%.  As of December 31, 2022, the Company had $750 outstanding under the Subscription Credit Facility at a weighted average rate of 6.35%. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility. There was no Subscription Credit Facility in place at December 31, 2021.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the years ended December 31, 2022 and 2021. See Note 12 – Subsequent Events.

For the year ended December 31, 2022
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
June 29, 2022	$5,011	1,996	$10,000
October 14, 2022	$5,068	4,933	$25,000
December 9, 2022	$5,205	4,803	$25,000
Total common stock issued		11,732	$60,000

For the year ended December 31, 2021
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
December 16, 2021	$5,000	600	$3,000
December 20, 2021	$5,000	8,000	40,000
Total common stock issued		8,600	$43,000

As of December 31, 2022, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $250,535 of undrawn commitments at December 31, 2022. See Note 12 – Subsequent Events.

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the fiscal year ended December 31, 2022. There were no dividends declared and payable by the Company for the year ended December 31, 2021. See Note 12 - Subsequent Events.

			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
April 19, 2022	April 20, 2022	July 27, 2022	$6.80
July 19, 2022	July 20, 2022	July 27, 2022	$29.00
October 18, 2022	October 13, 2022	October 25, 2022	$72.00
December 16, 2022	December 29, 2022	January 13, 2023	$86.00
			$193.80

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the year ended December 31, 2022. See Note 12 – Subsequent Events.

Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
April 20, 2022	July 27, 2022	12	$58
July 20, 2022	July 27, 2022	60	$304
October 13, 2022	October 25, 2022	150	$761
		222	$1,123

For the dividend declared on December 16, 2022 and paid on January 13, 2023, there were 340 shares issued with a DRIP value of $1,750. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2022.

There were no amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan for the year ended December 31, 2021.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 8. Commitments and Contingencies

The Company had an aggregate of $21,148 and $5,300, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2022 and 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2022 and 2021 is shown in the table below:

	As of	As of
	December 31, 2022	December 31, 2021
Alcami Corporation (Alcami)	$890	$-
Allcat Claims Service, LLC	1,723	-
Allentown, LLC	606	-
American Equipment Holdings LLC	5,000	-
American Soccer Company, Incorporated (SCORE)	243	-
Atria Wealth Solutions, Inc.	2,784	-
Basel U.S. Acquisition Co., Inc. (IAC)	399	-
BCI Burke Holding Corp.	618	654
BLP Buyer, Inc. (Bishop Lifting Products)	159	-
BR PJK Produce, LLC (Keany)	228	-
Brightview, LLC	489	783
CGI Automated Manufacturing, LLC	160	-
DISA Holdings Corp. (DISA)	1,189	-
FCA, LLC (FCA Packaging)	288	-
Guardian Dentistry Partners	-	1,977
Gulf Pacific Holdings, LLC	1,120	-
IF&P Foods, LLC (FreshEdge)	874	-
Improving Acquisition LLC	354	-
LSL Industries, LLC (LSL Healthcare)	1,305	-
Light Wave Dental Management LLC	677	-
MacNeill Pride Group	1,055	-
SGA Dental Partners Holdings, LLC	207	1,552
Siegel Egg Co., LLC	192	334
Universal Marine Medical Supply International, LLC (Unimed)	588	-
Total unfunded commitments	$21,148	$5,300

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022 and 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2022 and 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2022 and 2021.

	For the years ended
	December 31, 2022	December 31, 2021

Net increase (decrease) in net assets resulting from operations	$4,807	$(121)
Weighted average shares of common stock outstanding - basic and diluted	11,046	6,600
Earnings (loss) per share of common stock - basic and diluted	$435	$(18)

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 10. Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year end December 31, 2021. As a RIC, the Company is not subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2022 and 2021. These reclassifications have no impact on net assets.

	For the years ended
	December 31, 2022	December 31, 2021
Increase (decrease) in distributable earnings	$137	$176
Increase (decrease) in additional paid-in capital	$(137)	$(176)

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

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2022 and 2021:

	For the years ended
	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations	$4,807	$(121)
Net change in unrealized losses (gains) from investments	(1,968)	(262)
Non-deductible expenses, offering costs disallowed	137	6
Other book tax differences	(14)	207
Taxable income before deductions for distributions	$2,962	$(170)

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof.

The final determination of tax character will not be made until the Company files its tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2022 and 2021 were as follows. There were no distributions paid to stockholders during the tax year December 31, 2021.

	For the years ended
	December 31, 2022	December 31, 2021

Ordinary income	$2,901	$-
Capital gains	-	-
Return of capital	-	-
Total	$2,901	$-

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2022 and 2021, the components of accumulated earnings on a tax basis were as follows:

	For the years ended
	December 31, 2022	December 31, 2021
Undistributed net investment income (loss)	$60	$-
Undistributed capital gains	-	-
Capital loss carryforward	-	-
Other accumulated gain (loss)	-	-
Other temporary book / tax differences	(192)	(207)
Net unrealized appreciation (depreciation)	2,229	262
Total	$2,097	$55

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2022 and 2021, the Company had no capital loss carryforwards.

As of December 31, 2022 and 2021, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	For the years ended
	December 31, 2022	December 31, 2021
Tax cost	$105,083	$42,738

Gross unrealized appreciation	2,289	262
Gross unrealized depreciation	(60)	-
Net unrealized appreciation/(depreciation) on investments	$2,229	$262

KDL Corp, LLC, a wholly owned subsidiary that was formed in December 2021, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, KDL Corp, LLC is subject to U.S. Federal, state and local taxes. For the Company’s tax years ended December 31, 2022 and 2021, KDL Corp, LLC did not have activity resulting in any provision for income taxes.

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2022 and 2021, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022(amounts in thousands, except share and per share amounts)	2021 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period (2)	$4,986	$4,976

Results of Operations:
Net Investment Income	257	(58)
Net Realized and Unrealized Gain (Loss) on Investments(3)	104	68
Net Increase (Decrease) in Net Assets Resulting from Operations	361	10

Distributions to Common Stockholders
Distributions from Net Investment Income	(194)	-
Net Decrease in Net Assets Resulting from Distributions	(194)	-

Net Asset Value, End of Period	$5,153	$4,986

Shares Outstanding, End of Period	20,554	8,600

Ratio/Supplemental Data
Net assets, end of period	$105,908	$42,879
Weighted-average shares outstanding	11,046	6,600
Total Return(4)	7.3%	(0.3)%
Portfolio turnover	4.9%	0.1%
Ratio of operating expenses to average net assets(5)	2.5%	N/M
Ratio of net investment income (loss) to average net assets(5)	4.7%	N/M

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	For the year ended December 31, 2021, the initial offering price of $5,000 per share less $24 of organizational costs.
(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	For the year ended December 31, 2021, not meaningful (N/M). The calculations of the ratio of operating expenses to average net assets and ratio of net investment income (loss) to average net assets are not meaningful, as the Company commenced investment operations on December 16, 2021 and therefore had 16 days of activity during 2021. The expenses of the Company consist primarily of non recurring organizational expense and annual tax preparation and audit expense.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

On January 13, 2023, the Company paid a distribution of $86.00 per share to each common stockholder of record as of December 29, 2022. The total distribution was $1,768 and $1,750 was reinvested into the Company through the purchase of 340 shares of common stock.

On February 24, 2023, the Company renewed our Subscription Credit Facility through February 22, 2024. All other terms of the Subscription Credit Facility remain substantially the same.

On February 28, 2023, the Company sold 4,775 shares of its common stock for an aggregate offering price of $25,000. KACALP, an affiliate of the Advisor, made an equity contribution of $250 associated with its 1% commitment for this February 28, 2023 share issuance. The Company has subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock ($225,535 is undrawn).

On March 7, 2023, the Board of Directors (the “Board”) of the Company declared a distribution of $115.00 per share to each common stockholder of record as of March 31, 2023. The distribution will be paid on April 14, 2023.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1*	Description of Securities

10.1	Investment Advisory Agreement (1)

10.2	Amendment to Investment Advisory Agreement *

10.3	Administration Agreement (1)

10.4	License Agreement (1)

10.5	Indemnification Agreement (1)

10.6	Custody Agreement (1)

10.7	Subscription Agreement (1)

10.8	Subscription Credit Agreement (3)

14.1	Code of Ethics as amended March 1, 2021 *

14.2	Supplemental Antifraud Code of Ethics for Principal Officers and Senior Financial Officers *

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.
(3)	Incorporated by reference from the Company’s Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kayne DL 2021, Inc.

Dated: March 10, 2023	By:	/s/ James C. Baker, Jr.
James C. Baker, Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: March 10, 2023	By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)