Form 10-Q
period 2023-03-31
Kayne DL 2021, Inc.
filed 2023-05-15
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 26,231 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne DL 2021, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $128,530 and $105,083)	$131,248	$107,312
Short-term investments (amortized cost of $2,938)	2,938	-
Cash and cash equivalents	1,125	715
Receivable for principal payments on investments	24	22
Interest receivable	1,201	972
Prepaid expenses and other assets	72	101
Total Assets	$136,608	$109,122

Liabilities:
Subscription Credit Facility (Note 6)	$-	$750
Unamortized Subscription Credit Facility issuance costs	(50)	(35)
Payable for investments purchased	-	137
Distributions payable	2,952	1,768
Management fee payable	221	156
Accrued expenses and other liabilities	345	438
Total Liabilities	$3,468	$3,214

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 25,668 and 20,554 as of March 31, 2023 and December 31, 2022, respectively, issued and outstanding	$-	$-
Additional paid-in capital	130,561	103,811
Total distributable earnings (deficit)	2,579	2,097
Total Net Assets	$133,140	$105,908
Total Liabilities and Net Assets	$136,608	$109,122
Net Asset Value Per Common Share	$5,187	$5,153

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Income:
Investment income from investments:
Interest income	$3,499	$346
Total Investment Income	3,499	346

Expenses:
Interest expense	111	18
Management fees	221	33
Professional fees	85	99
Directors fees	35	27
Offering costs	-	35
Other general and administrative expenses	101	98
Total Expenses	553	310
Net Investment Income (Loss)	2,946	36

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-
Total net realized gains (losses)	-	-
Net change in unrealized gains (losses):
Investments	488	238
Total net change in unrealized gains (losses)	488	238
Total realized and unrealized gains (losses)	488	238

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,434	$274

Per Common Share Data:
Basic and diluted net investment income per common share	$131	$4
Basic and diluted net increase in net assets resulting from operations	$152	$32
Weighted Average Common Shares Outstanding - Basic and Diluted	22,546	8,600

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,946	$36
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	488	238
Net Increase (Decrease) in Net Assets Resulting from Operations	3,434	274

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,952)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,952)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	25,000	-
Reinvestment of distributions	1,750	-
Net Increase in Net Assets Resulting from Capital Share Transactions	26,750	-
Total Increase (Decrease) in Net Assets	27,232	274
Net Assets, Beginning of Period	105,908	42,879
Net Assets, End of Period	$133,140	$43,153

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,434	$274
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	-
Net change in unrealized (gains)/losses on investments	(488)	(238)
Net accretion of discount on investments	(194)	(26)
Sales (purchases) of short-term investments, net	(2,938)	12,293
Purchases of portfolio investments	(24,044)	(12,478)
Proceeds from sales of investments and principal repayments	790	94
Amortization of deferred financing cost	40	9
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(229)	(111)
(Increase)/decrease in deferred offering costs	-	36
(Increase)/decrease in receivable for principal payments on investments	(2)	-
(Increase)/decrease in prepaid expenses and other assets	29	33
Increase/(decrease) in payable for investments purchased	(137)	-
Increase/(decrease) in management fees payable	65	31
Increase/(decrease) in accrued organizational and offering costs, net	-	(460)
Increase/(decrease) in accrued other general and administrative expenses	(93)	155
Net cash used in operating activities	(23,767)	(388)
Cash Flows from Financing Activities:
Borrowings/(payments) on subscription credit facility, net	(750)	5,000
Payments of debt issuance costs	(55)	(95)
Distributions paid in cash	(18)	-
Proceeds from issuance of common shares	25,000	-
Net cash provided by financing activities	24,177	4,905
Net increase in cash and cash equivalents	410	4,517
Cash and cash equivalents, beginning of period	715	266
Cash and cash equivalents, end of period	$1,125	$4,783

Supplemental and Non-Cash Information:
Interest paid during the period	$72	$-
Non-cash financing activities not included herein consisted of reinvestment of dividends	$1,750	$-

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt Investments
Private Credit Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC) (5)	First lien senior secured revolving loan	11.58% (S + 6.50%)	12/5/2028	-	$-	$-	0.0%
	First lien senior secured loan	11.58% (S + 6.50%)	12/5/2028	4,589	4,471	4,589	3.5%
Precinmac (US) Holdings, Inc.	First lien senior secured loan	10.91% (S + 6.00%)	8/31/2027	283	277	279	0.2%
				4,872	4,748	4,868	3.7%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	11.16% (S + 6.00%)	2/29/2024	215	193	215	0.2%
				215	193	215	0.2%
Auto components
Speedstar Holding LLC	First lien senior secured delayed draw loan	12.31% (S + 7.25%)	1/22/2027	187	182	187	0.1%
	First lien senior secured loan	12.16% (S + 7.25%)	1/22/2027	796	773	796	0.6%
Vehicle Accessories, Inc.	First lien senior secured loan	10.66% (S + 5.50%)	11/30/2026	1,710	1,687	1,710	1.3%
				2,693	2,642	2,693	2.0%
Biotechnology
Alcami Corporation (Alcami)	First lien senior secured delayed draw loan	11.91% (S + 7.00%)	6/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.91% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured loan	11.91% (S + 7.00%)	12/21/2028	4,099	3,932	4,099	3.1%
				4,099	3,932	4,099	3.1%
Building products
BCI Burke Holding Corp.	First lien senior secured delayed draw loan	10.66% (L + 5.50%)	12/14/2023	85	82	85	0.1%
	First lien senior secured loan	10.66% (L + 5.50%)	12/14/2027	2,180	2,151	2,180	1.6%
	First lien senior secured revolving loan	10.66% (L + 5.50%)	6/14/2027	-	-	-	0.0%
				2,265	2,233	2,265	1.7%
Chemicals
Shrieve Chemical Company, LLC	First lien senior secured loan	11.05% (L + 6.38%)	12/2/2024	254	250	254	0.2%
	First lien senior secured loan	11.20% (L + 6.38%)	12/2/2024	2,962	2,936	2,962	2.2%
				3,216	3,186	3,216	2.4%
Commercial services & supplies
Allentown, LLC	First lien senior secured delayed draw loan	10.91% (S + 6.00%)	10/22/2023	-	-	-	0.0%
	First lien senior secured revolving loan	13.00% (P + 5.00%)	4/22/2027	106	104	104	0.1%
	First lien senior secured loan	10.91% (S + 6.00%)	4/22/2027	2,271	2,250	2,225	1.7%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	11.24% (S + 6.00%)	11/5/2026	2,000	1,920	2,000	1.4%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured revolving loan	11.09% (S + 6.25%)	2/1/2027	91	88	90	0.1%
	First lien senior secured loan	11.33% (S + 6.50%)	2/1/2027	1,995	1,950	1,970	1.5%
	First lien senior secured loan	11.08% (S + 6.25%)	2/1/2027	2,723	2,680	2,688	2.0%
				9,186	8,992	9,077	6.8%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	11.55% (S + 6.75%)	11/5/2025	2,985	2,946	2,963	2.2%
FCA, LLC (FCA Packaging)	First lien senior secured revolving loan	11.29% (S + 6.50%)	7/18/2028	-	-	-	0.0%
	First lien senior secured loan	11.29% (S + 6.50%)	7/18/2028	2,380	2,343	2,404	1.8%
				5,365	5,289	5,367	4.0%
Diversified telecommunication services
Pavion Corp. (f/k/a Corbett Technology Solutions, Inc.)	First lien senior secured loan	10.80% (S + 5.75%)	10/29/2027	930	915	930	0.7%
	First lien senior secured loan	10.83% (S + 5.75%)	10/29/2027	837	823	837	0.6%
				1,767	1,738	1,767	1.3%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	11.18% (S + 6.00%)	10/30/2025	1,469	1,446	1,469	1.1%
				1,469	1,446	1,469	1.1%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Food products
BR PJK Produce, LLC (Keany)	First lien senior secured loan	10.99% (S + 6.25%)	11/14/2027	4,760	4,643	4,760	3.6%
	First lien senior secured delayed draw loan	10.99% (S + 6.25%)	5/14/2024	-	-	-	0.0%
Gulf Pacific Holdings, LLC	First lien senior secured delayed draw loan	11.11% (S + 6.00%)	9/30/2028	147	139	147	0.1%
	First lien senior secured revolving loan	10.98% (S + 6.00%)	9/30/2028	180	170	180	0.1%
	First lien senior secured loan	11.05% (S + 6.00%)	9/30/2028	1,743	1,711	1,743	1.3%
IF&P Foods, LLC (FreshEdge) (6)	First lien senior secured delayed draw loan	10.14% (S + 5.25%)	10/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	10.45% (S + 5.25%)	10/3/2028	254	242	254	0.2%
	First lien senior secured loan	10.14% (S + 5.25%)	10/3/2028	3,922	3,818	3,922	2.9%
Siegel Egg Co., LLC	First lien senior secured revolving loan	10.26% (L + 5.50%)	12/29/2026	235	227	233	0.2%
	First lien senior secured loan	10.26% (L + 5.50%)	12/29/2026	2,477	2,442	2,465	1.9%
Worldwide Produce Acquisition, LLC	First lien senior secured revolving loan	10.88% (S + 6.25%)	1/18/2029	155	143	155	0.1%
	First lien senior secured delayed draw loan	11.15% (S + 6.25%)	1/18/2029	636	586	636	0.5%
	First lien senior secured delayed draw loan	10.88% (S + 6.25%)	4/18/2024	-	-	-	0.0%
	First lien senior secured loan	10.88% (S + 6.25%)	1/18/2029	2,881	2,798	2,881	2.2%
				17,390	16,919	17,376	13.1%
Health care providers & services
Brightview, LLC	First lien senior secured delayed draw loan	10.59% (L + 5.75%)	12/14/2026	292	289	289	0.2%
	First lien senior secured revolving loan	10.59% (L + 5.75%)	12/14/2026	39	39	39	0.0%
	First lien senior secured loan	10.59% (L + 5.75%)	12/14/2026	2,184	2,175	2,162	1.6%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	11.42% (S + 6.50%)	8/20/2026	1,965	1,939	1,965	1.5%
	First lien senior secured loan	11.42% (S + 6.50%)	8/20/2026	1,010	991	1,010	0.8%
Light Wave Dental Management LLC	First lien senior secured delayed draw loan	11.66% (S + 6.50%)	12/31/2023	953	944	953	0.7%
	First lien senior secured revolving loan	11.66% (S + 6.50%)	1/2/2024	56	56	56	0.1%
	First lien senior secured loan	11.66% (S + 6.50%)	12/31/2023	1,291	1,285	1,291	0.9%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	10.03% (L + 5.25%)	10/24/2025	2,970	2,921	2,970	2.2%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	10.39% (S + 5.50%)	12/30/2026	1,333	1,312	1,333	1.0%
	First lien senior secured loan	10.39% (S + 5.50%)	12/30/2026	1,430	1,405	1,430	1.1%
	First lien senior secured revolving loan	10.39% (S + 5.50%)	12/30/2026	-	-	-	0.0%
				13,523	13,356	13,498	10.1%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare)	First lien senior secured delayed draw loan	11.45% (S + 6.50%)	11/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.45% (S + 6.50%)	11/3/2027	-	-	-	0.0%
	First lien senior secured loan	11.45% (S + 6.50%)	11/3/2027	1,687	1,629	1,670	1.3%
				1,687	1,629	1,670	1.3%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insurance
Allcat Claims Service, LLC	First lien senior secured delayed draw loan	10.77% (S + 6.00%)	7/7/2027	1,866	1,831	1,866	1.4%
	First lien senior secured revolving loan	10.91% (S + 6.00%)	7/7/2027	-	-	-	0.0%
	First lien senior secured loan	10.91% (S + 6.00%)	7/7/2027	666	649	666	0.5%
				2,532	2,480	2,532	1.9%
IT services
Domain Information Services Inc. (Integris)	First lien senior secured loan	10.99% (S + 6.25%)	9/30/2025	4,992	4,883	4,992	3.7%
Improving Acquisition LLC	First lien senior secured revolving loan	10.45% (S + 6.00%)	7/26/2027	-	-	-	0.0%
	First lien senior secured loan	10.45% (S + 6.00%)	7/26/2027	4,623	4,533	4,623	3.5%
				9,615	9,416	9,615	7.2%
Leisure products
CTM Group, Inc.	First lien senior secured loan	11.79% (S + 6.75%)	11/30/2026	3,046	2,971	3,046	2.3%
MacNeill Pride Group	First lien senior secured delayed draw loan	11.66% (S + 6.50%)	4/22/2026	1,230	1,209	1,206	0.9%
	First lien senior secured revolving loan	11.66% (S + 6.50%)	4/22/2026	78	74	76	0.1%
				4,354	4,254	4,328	3.3%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	11.16% (S + 6.00%)	3/6/2027	966	958	966	0.7%
PVI Holdings, Inc.	First lien senior secured loan	10.57% (S + 5.94%)	7/18/2027	2,064	2,035	2,064	1.6%
				3,030	2,993	3,030	2.3%
Professional services
DISA Holdings Corp. (DISA)	First lien senior secured delayed draw loan	10.16% (S + 5.50%)	9/9/2028	374	350	374	0.3%
	First lien senior secured revolving loan	10.16% (S + 5.50%)	9/9/2028	-	-	-	0.0%
	First lien senior secured loan	10.16% (S + 5.50%)	9/9/2028	3,420	3,316	3,420	2.6%
Universal Marine Medical Supply International, LLC (Unimed)	First lien senior secured revolving loan	13.14% (S + 7.50%)	12/5/2027	147	130	147	0.1%
	First lien senior secured loan	12.58% (S + 7.50%)	12/5/2027	4,176	4,079	4,176	3.1%
				8,117	7,875	8,117	6.1%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	11.06% (S + 6.25%)	7/22/2027	2,990	2,876	2,967	2.2%
				2,990	2,876	2,967	2.2%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured revolving loan	11.29% (S + 6.50%)	7/20/2027	203	195	203	0.2%
	First lien senior secured loan	11.55% (S + 6.50%)	7/20/2027	2,575	2,523	2,575	1.9%
				2,778	2,718	2,778	2.1%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	11.91% (S + 7.00%)	6/29/2028	5,000	4,881	5,000	3.8%
CGI Automated Manufacturing, LLC	First lien senior secured revolving loan	12.15% (S + 7.00%)	12/17/2026	64	60	64	0.0%
	First lien senior secured delayed draw loan	12.16% (S + 7.00%)	12/17/2026	1,259	1,222	1,259	0.9%
	First lien senior secured loan	12.16% (S + 7.00%)	12/17/2026	1,508	1,462	1,508	1.1%
Engineered Fastener Company, LLC (EFC International)	First lien senior secured loan	11.56% (S + 6.50%)	11/1/2027	7,000	6,828	7,000	5.3%
Genuine Cable Group, LLC	First lien senior secured loan	10.41% (S + 5.50%)	11/1/2026	4,975	4,822	4,888	3.7%
I.D. Images Acquisition, LLC	First lien senior secured loan	11.16% (S + 6.25%)	7/30/2026	3,078	3,023	3,078	2.3%
	First lien senior secured loan	11.30% (S + 6.25%)	7/30/2026	695	685	695	0.5%
Krayden Holdings, Inc.	First lien senior secured delayed draw loan	11.00% (S + 6.00%)	3/1/2025	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.00% (S + 6.00%)	3/1/2025	-	-	-	0.0%
	First lien senior secured revolving loan	11.00% (S + 6.00%)	3/1/2029	-	-	-	0.0%
	First lien senior secured loan	11.00% (S + 6.00%)	3/1/2029	3,188	3,039	3,188	2.4%
				26,767	26,022	26,680	20.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured loan	10.95% (S + 6.00%)	8/10/2027	669	650	662	0.5%
	First lien senior secured delayed draw loan	10.95% (S + 6.00%)	8/10/2027	2,989	2,943	2,959	2.2%
				3,658	3,593	3,621	2.7%
Total Private Credit Investments				131,588	128,530	131,248	98.6%
Total Debt Investments				131,588	128,530	131,248	98.6%

				Number of		Fair	Percentage of
				Shares	Cost	Value	Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 4.66% (7)				2,938	2,938	2,938	2.2%
Total Short-Term Investments				2,938	2,938	2,938	2.2%
Total Investments					$131,468	$134,186	100.8%
Liabilities in Excess of Other Assets						(1,046)	(0.8)%
Net Assets						$133,140	100.0%

(1)	As of March 31, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of March 31, 2023, the tax cost of the Company’s investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).
(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, 3.4% of the Company’s total assets were in non-qualifying investments.
(6)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last out” portion with respect to payments of principal and interest.
(7)	The indicated rate is the yield as of March 31, 2023.

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

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	10.44% (S + 6.25%)	7/22/2027	2,997	2,878	2,997	2.8%
				2,997	2,878	2,997	2.8%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured revolving loan	11.91% (S + 7.25%)	7/20/2027	162	154	162	0.2%
	First lien senior secured loan	11.98% (S + 7.25%)	7/20/2027	2,582	2,527	2,582	2.4%
				2,744	2,681	2,744	2.6%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	11.66% (S + 7.00%)	6/29/2028	5,000	4,875	5,000	4.7%
CGI Automated Manufacturing, LLC	First lien senior secured revolving loan	11.34% (S + 6.50%)	12/17/2026	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.34% (S + 6.50%)	12/17/2026	1,267	1,222	1,267	1.2%
	First lien senior secured loan	11.34% (S + 6.50%)	12/17/2026	1,517	1,476	1,517	1.4%
Genuine Cable Group, LLC	First lien senior secured loan	10.17% (S + 5.75%)	11/1/2026	4,988	4,824	4,925	4.7%
I.D. Images Acquisition, LLC	First lien senior secured loan	10.67% (S + 6.25%)	7/30/2026	3,085	3,026	3,085	2.9%
	First lien senior secured loan	10.98% (S + 6.25%)	7/30/2026	696	686	696	0.7%
				16,553	16,109	16,490	15.6%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured loan	9.93% (S + 5.50%)	8/10/2027	670	651	667	0.6%
	First lien senior secured delayed draw loan	9.93% (S + 5.50%)	8/10/2027	2,997	2,948	2,982	2.8%
				3,667	3,599	3,649	3.4%
Total Private Credit Investments				107,673	105,083	107,312	101.2%

Total Debt Investments				107,673	105,083	107,312	101.2%

Total Investments					$105,083	$107,312	101.2%

Liabilities in Excess of Other Assets						(1,404)	(1.2)%
Net Assets						$105,908	100.0%

(1)	As of December 31, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2022, the tax cost of the Company’s investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).
(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, 4.2% of the Company’s total assets were in non-qualifying investments.
(6)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

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

As of March 31, 2023, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock.

KA Credit Advisors II, LLC (the “Advisor”) is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent (including the Board’s chairperson).

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. As of March 31, 2023, KDL Corp, LLC held no investments.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors has designated the Advisor as the “valuation designee” to perform fair value determinations of the Company’s portfolio holdings, subject to oversight by and periodic reporting to the Board. The valuation designee performs fair valuation of the Company’s portfolio holdings in accordance with the Company’s Valuation Program, as approved by the Board.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of March 31, 2023 and December 31, 2022, the Company did not have any investments in portfolio companies on non-accrual status.

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

Note 3. Agreements and Related Party Transactions

A. Administration Agreement – on December 16, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On March 7, 2023, the Board approved a renewal of the Administration Agreement through March 15, 2024.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

B. Investment Advisory Agreement – on December 16, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On March 7, 2023, the Board approved a renewal of the Investment Advisory Agreement through March 15, 2024.

Management Fee

The management fee will be calculated at an annual rate of 0.75% of the fair market value of the Company’s investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

The management fee will be payable quarterly in arrears and calculated based on the average of the Company’s fair market value of investments, at the end of the two most recently completed calendar quarters, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Management fees for any partial quarter will be appropriately pro-rated.

For the three months ended March 31, 2023 and 2022, the Company incurred management fees of $221 and $33, respectively.

C. Other – KACALP, an affiliate of the Advisor, made an equity contribution of $250 during the three months ended March 31, 2023.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$128,530	$131,248	$105,083	$107,312
Short-term investments	2,938	2,938	-	-
Total Investments	$131,468	$134,186	$105,083	$107,312

As of March 31, 2023 and December 31, 2022, $4,589 and $4,601, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022

Trading companies & distributors	20.3%	15.4%
Food products	13.2%	12.6%
Health care providers & services	10.3%	12.6%
IT services	7.3%	9.0%
Commercial services & supplies	6.9%	6.6%
Professional services	6.2%	7.6%
Containers & packaging	4.1%	5.2%
Aerospace & defense	3.7%	4.5%
Leisure products	3.3%	1.2%
Biotechnology	3.1%	3.8%
Wireless telecommunication services	2.8%	3.4%
Chemicals	2.5%	0.2%
Machinery	2.3%	2.8%
Software	2.3%	2.8%
Textiles, apparel & luxury goods	2.1%	2.6%
Auto components	2.1%	1.6%
Insurance	1.9%	1.2%
Building products	1.7%	2.1%
Diversified telecommunication services	1.4%	1.6%
Healthcare equipment & supplies	1.2%	1.6%
Electronic equipment, instruments & components	1.1%	1.4%
Asset management & custody banks	0.2%	0.2%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of March 31, 2023 and December 31, 2022. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$131,248	$131,248
Short-term investments	2,938	-	-	2,938
Total Investments	$2,938	$-	$131,248	$134,186

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$107,312	$107,312
Short-term investments	-	-	-	-
Total Investments	$-	$-	$107,312	$107,312

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2023 and 2022.

First-lien
senior secured
debt investments
For the three months ended March 31, 2023
Fair value, beginning of period	$107,312
Purchases of investments	24,044
Proceeds from sales of investments and principal repayments	(790)
Net change in unrealized gain (loss)	488
Net realized gain (loss)	-
Net accretion of discount on investments	194
Transfers into (out of) Level 3	-
Fair value, end of period	$131,248

First-lien
senior secured
debt investments
For the three months ended March 31, 2022
Fair value, beginning of period	$11,761
Purchases of investments	12,478
Proceeds from sales of investments and principal repayments	(94)
Net change in unrealized gain (loss)	238
Net accretion of discount on investments	26
Transfers into (out of) Level 3	-
Fair value, end of period	$24,409

For the three months ended March 31, 2023 and 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not considered to be credit impaired, the Advisor uses a market yield analysis to determine fair value. If the debt investment is considered to be credit impaired (which is determined by performing an enterprise value analysis), the Advisor will use the enterprise value analysis or a liquidation basis analysis to determine fair value.

To determine fair value using a market yield analysis, the Advisor discounts the contractual cash flows of each investment at an appropriate discount rate (the market yield). To determine the estimated market yield for its debt investments, the Advisor analyzes changes in the risk/reward (measured by yields and leverage) of middle market indices as compared to changes in risk/reward for the underlying investment and estimates the appropriate discount rate for such debt investment. In this context, the discount rate and fair market value of the investment is impacted by the structure and pricing of the security relative to current market yields for similar investments in similar businesses as well as the financial performance of such business. In performing this analysis, the Advisor considers data sources including, but not limited to: (i) industry publications, such as S&P Global’s High-End Middle Market Lending Review; Thomson Reuter’s Refinitiv Middle Market Monthly Stats; CapitalIQ; Pitchbook News; The Lead Left, and other data sources; (ii) comparable investments reviewed or completed by affiliates of the Advisor, and (iii) information obtained and provided by the Advisor’s independent valuation managers.

To determine if a debt investment is credit impaired, the Advisor estimates the enterprise value of the business and compares such estimate to the outstanding indebtedness of such business. The Advisor utilizes the following valuation methodologies to determine the estimated enterprise value of the company: (i) analysis of valuations of publicly traded companies in a similar line of business (“public company comparable analysis”), (ii) analysis of valuations of M&A transaction valuations for companies in a similar line of business (“precedent transaction analysis”), (iii) discounted cash flows (“DCF analysis”) and (iv) other valuation methodologies.

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value.

	As of March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$131,248	Discounted cash flow analysis	Discount rate	8.2% - 12.0%	9.5%

	As of December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$107,312	Discounted cash flow analysis	Discount rate	8.7% - 15.0%	9.8%

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Debt obligations consisted of the following as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amount available reflects any limitations related to the Subscription Credit Facility’s borrowing base as of March 31, 2023.

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)
Subscription Credit Facility	$25,000	$750	$24,250
Total debt	$25,000	$750	$24,250

(1)	The amount available reflects any limitations related to the Subscription Credit Facility’s borrowing base as of December 31, 2022.

For the three months ended March 31, 2023 and 2022, the weighted average interest rate of borrowings outstanding was 6.5% and 5.7%, respectively.  As of March 31, 2023, the Company did not have any amounts outstanding under its Subscription Credit Facility.  The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended March 31, 2023. There were no common stock shares issued during the three months ended March 31, 2022 related to the Company’s subscription agreements with investors.

	Offering price per	Common stock	Aggregate offering
Common stock issue date	share	shares issued	amount
February 28, 2023	$5,236	4,775	$25,000
		4,775	$25,000

As of March 31, 2023, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $225,535 of undrawn commitments at March 31, 2023.

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the three months ended March 31, 2023. There were no dividends declared and payable by the Company for the three months ended March 31, 2022. See Note 12 - Subsequent Events.

		Dividend	Dividend
	Dividend	payment	per
Dividend declaration date	record date	date	share
March 7, 2023	March 31, 2023	April 14, 2023	$115.00
$115.00

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the three months ended March 31, 2023. There were no amounts received and shares of common stock issued to shareholders pursuant to the Company’s DRIP for the three months ended March 31, 2022. See Note 11 – Subsequent Events.

		DRIP
	Dividend	shares	DRIP
Dividend record date	payment date	issued	value
December 29, 2022	January 13, 2023	340	$1,750
		340	$1,750

For the dividend declared on March 7, 2023 and paid on April 14, 2023, there were 564 shares issued with a DRIP value of $2,923. These shares are excluded from the table above, as the DRIP shares were issued after March 31, 2023.

Note 8. Commitments and Contingencies

The Company had an aggregate of $20,730 and $21,148, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2023 and December 31, 2022. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

A summary of the composition of the unfunded commitments as of March 31, 2023 and December 31, 2022 is shown in the table below.

	As of March 31, 2023	As of December 31, 2022
Alcami Corporation (Alcami)	$890	$890
Allcat Claims Service, LLC	460	1,723
Allentown, LLC	606	606
American Equipment Holdings LLC	3,000	5,000
American Soccer Company, Incorporated (SCORE)	203	243
Atria Wealth Solutions, Inc.	2,784	2,784
Basel U.S. Acquisition Co., Inc. (IAC)	399	399
BCI Burke Holding Corp.	618	618
BLP Buyer, Inc. (Bishop Lifting Products)	159	159
BR PJK Produce, LLC (Keany)	228	228
Brightview, LLC	450	489
CGI Automated Manufacturing, LLC	96	160
DISA Holdings Corp. (DISA)	1,198	1,189
FCA, LLC (FCA Packaging)	288	288
Gulf Pacific Holdings, LLC	922	1,120
IF&P Foods, LLC (FreshEdge)	815	874
Improving Acquisition LLC	327	354
Krayden Holdings, Inc.	1,813	-
Light Wave Dental Management LLC	677	677
LSL Industries, LLC (LSL Healthcare)	1,305	1,305
MacNeill Pride Group	1,106	1,055
SGA Dental Partners Holdings, LLC	207	207
Siegel Egg Co., LLC	263	192
Universal Marine Medical Supply International, LLC (Unimed)	588	588
Worldwide Produce Acquisition, LLC	1,328	-
Total unfunded commitments	$20,730	$21,148

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023 and December 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 2023 and 2022.

	For the three months ended
	March 31, 2023	March 31, 2022

Net increase (decrease) in net assets resulting from operations	$3,434	$274
Weighted average shares of common stock outstanding - basic and diluted	22,546	8,600
Earnings (loss) per share of common stock - basic and diluted	$152	$32

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023 (amounts in thousands, except share and per share amounts)	2022 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,153	$4,986

Results of Operations:
Net Investment Income	131	4
Net Realized and Unrealized Gain (Loss) on Investments(2)	18	28
Net Increase (Decrease) in Net Assets Resulting from Operations	149	32

Distributions to Common Stockholders
Distributions from Net Investment Income	(115)	-
Net Decrease in Net Assets Resulting from Distributions	(115)	-

Net Asset Value, End of Period	$5,187	$5,018

Shares Outstanding, End of Period	25,668	8,600

Ratio/Supplemental Data
Net assets, end of period	$133,140	$43,153
Weighted-average shares outstanding	22,546	8,600
Total Return(3)	2.9%	0.6%
Portfolio turnover	0.7%	0.5%
Ratio of operating expenses to average net assets	1.9%	2.9%
Ratio of net investment income (loss) to average net assets	10.0%	0.3%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On April 14, 2023, the Company paid a distribution of $115.00 per share to each common stockholder of record as of March 31, 2023. The total distribution was $2,952 and $2,923 was reinvested into the Company through the purchase of 564 shares of common stock.

On May 10, 2023, the Board declared a distribution of $136.00 per share to each common stockholder of record as of June 30, 2023. The distribution will be paid on July 14, 2023.

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

Recent Developments

On April 14, 2023, we paid a distribution of $115.00 per share to each common stockholder of record as of March 31, 2023. The total distribution was $2.95 million and $2.92 million was reinvested into the Company through the purchase of 564 shares of common stock.

On May 10, 2023, the Board declared a distribution of $136.00 per share to each common stockholder of record as of June 30, 2023. The distribution will be paid on July 14, 2023

Portfolio and Investment Activity

As of March 31, 2023, we had 94 debt investments in 44 portfolio companies with an aggregate fair value of approximately $131.2 million and an amortized cost of $128.5 million consisting of first lien senior secured debt investments.

As of March 31, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.7%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 12.0%.

Our investment activity for the three months ended March 31, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended March 31,
	2023 ($ in millions)	2022 ($ in millions)

New investments:
Gross new investments commitments	$24.0	$15.2
Less: investment commitments sold down, exited or repaid(1)	(0.5)	(0.1)
Net investment commitments	23.5	15.1

Principal amount of investments funded:
Private credit investments	$24.7	$12.7
Liquid credit investments	-	-
Total principal amount of investments funded	24.7	12.7

Principal amount of investments sold:
Private credit investments	(0.7)	(0.1)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(0.7)	(0.1)

Number of new investment commitments	14	12
Average new investment commitment amount	$1.7	$1.3
Weighted average maturity for new investment commitments(2)	4.3 years	4.5 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	11.3%	6.9%
Weighted average spread over benchmark rate of new floating rate investment commitments(3)	6.4%	5.9%
Weighted average interest rate on investment sold or paid down(4)	11.3%	6.2%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at March 31, 2023 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.
(4)	Based on the underlying rate if still held at March 31, 2023. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies.

The table below describes long-term investments by industry composition based on fair value as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022

Trading companies & distributors	20.3%	15.4%
Food products	13.2%	12.6%
Health care providers & services	10.3%	12.6%
IT services	7.3%	9.0%
Commercial services & supplies	6.9%	6.6%
Professional services	6.2%	7.6%
Containers & packaging	4.1%	5.2%
Aerospace & defense	3.7%	4.5%
Leisure products	3.3%	1.2%
Biotechnology	3.1%	3.8%
Wireless telecommunication services	2.8%	3.4%
Chemicals	2.5%	0.2%
Machinery	2.3%	2.8%
Software	2.3%	2.8%
Textiles, apparel & luxury goods	2.1%	2.6%
Auto components	2.1%	1.6%
Insurance	1.9%	1.2%
Building products	1.7%	2.1%
Diversified telecommunication services	1.4%	1.6%
Healthcare equipment & supplies	1.2%	1.6%
Electronic equipment, instruments & components	1.1%	1.4%
Asset management & custody banks	0.2%	0.2%
	100.0%	100.0%

Results of Operations

Investment Income

For the three months ended March 31, 2023 and 2022, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of March 31, 2023 or 2022.

The following table represents the operating results for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023	2022
	($ in millions)	($ in millions)
Total investment income	$3.49	$0.34
Less: Net expenses	(0.55)	(0.31)
Net investment income	2.94	0.03
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	0.49	0.24
Net increase (decrease) in net assets resulting from operations	$3.43	$0.27

Investment Income

Investment income for the three months ended March 31, 2023 and 2022 totaled $3.5 million and $0.3 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended March 31,
	2023	2022
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.11	$0.02
Management fees	0.22	0.03
Other operating expenses	0.19	0.20
Deferred offering costs	-	0.03
Directors fees	0.03	0.03
Total expenses	$0.55	$0.31

Total expenses for the three months ended March 31, 2023 and 2022 included zero and $0.03 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2023 and 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended March 31,
	2023	2022
	($ in millions)	($ in millions)
Unrealized gains on investments	$0.74	$0.25
Unrealized (losses) on investments	(0.25)	(0.01)
Net change in unrealized gains (losses) on investments	$0.49	$0.24

The change in unrealized appreciation for the three months ended March 31, 2023 and 2022 totaled $0.74 million and $0.25 million, respectively, which primarily related to our investments in the following tables.

For the three months ended
March 31, 2023
($ in millions)
Portfolio Company
Engineered Fastener Company, LLC (EFC International)	$0.17
Krayden Holdings, Inc.	0.15
Worldwide Produce Acquisition, LLC	0.14
CTM Group, Inc.	0.08
Alcami Corporation (Alcami)	0.03
Speedstar Holding LLC	0.03
Shrieve Chemical Company, LLC	0.03
Pavion Corp. (f/k/a Corbett Technology Solutions, Inc.)	0.02
American Equipment Holdings LLC	0.02
Other portfolio companies	0.07
Total Unrealized Appreciation	$0.74

For the three months ended
March 31, 2022
($ in millions)
Portfolio Company
OMH-Healthedge Holdings, LLC	$0.07
Bishop Lifting Products, Inc.	0.06
CGI Automated Manufacturing LLC	0.03
MacNeill Pride Group	0.03
Vehicle Accessories, Inc.	0.03
Corbett Technology Solutions, Inc.	0.02
Pennsylvania Machine Works, LLC	0.01
Total Unrealized Appreciation	$0.25

The change in unrealized depreciation for the three months ended March 31, 2023 totaled $0.25 million, which was primarily related to our investments in the following table.

For the three months ended
March 31, 2023
($ in millions)
Portfolio Company
Genuine Cable Group, LLC	$(0.04)
AIDC Intermediate Co 2, LLC (Peak Technologies)	(0.03)
Drew Foam Companies, Inc.	(0.03)
Centerline Communications, LLC	(0.02)
LSL Industries, LLC (LSL Healthcare)	(0.02)
BCI Burke Holding Corp.	(0.01)
Other portfolio companies	(0.10)
Total Unrealized Depreciation	$(0.25)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2023, we did not have any borrowings outstanding under our subscription credit facility. As of December 31, 2022, our asset coverage ratio was not meaningful, as we only had $0.7 million borrowed under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

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

As of March 31, 2023, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $4.1 million (including short-term investments). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of May 10, 2023, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $2.3 million.

Capital Contributions

During the three months ended March 31, 2023, we issued and sold 4,775 shares of our common stock related to capital called at an aggregate purchase price of $25.0 million. There were no shares our common stock issued during the three months ended March 31, 2022 related to capital called. As of May 10, 2023, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $225.5 million ($128.0 million or 36.2% funded).

Credit Facility

Subscription Credit Facility. As of March 31, 2023, we are party to a senior secured revolving credit facility (the “Subscription Credit Facility”) that has a total commitment of $25 million and a maturity date of February 22, 2024.  The Subscription Credit Facility permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 1.975% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of March 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had an aggregate $20.7 million and $21.1 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2023, for more information on our critical accounting policies.

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

Related Party Transactions

Investment Advisory Agreement. On December 16, 2021, we entered into the Investment Advisory Agreement with our Advisor. On March 7, 2023, the Board approved a renewal of the Investment Advisory Agreement through March 15, 2024. Our Advisor will agree to serve as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of a management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

For services rendered under the Investment Advisory Agreement, we will pay a management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

Administration Agreement. On December 16, 2021, we entered into an Administration Agreement with our Advisor, which serves as our Administrator, pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. On March 7, 2023, the Board approved a renewal of the Administration Agreement through March 15, 2024. The Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administrator engaged U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. On March 28, 2023, the Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties effective in the second quarter of 2023. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(2.6)	$-	$(2.6)
Down 100 basis points	$(1.3)	$-	$(1.3)
Up 100 basis points	$1.3	$-	$1.3
Up 200 basis points	$2.6	$-	$2.6

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks, which may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the three months ended March 31, 2023, we issued and sold 4,775 shares of common stock at an aggregate offering amount of approximately $25.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 28, 2023	$5,236	4,775	$25,000

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

Kayne DL 2021, Inc.

Date: May 15, 2023	/s/ James C. Baker, Jr.
	Name:	James C. Baker, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)