Form 10-Q
period 2023-06-30
Kayne DL 2021, Inc.
filed 2023-08-14
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 31,687 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $137,943 and $105,083)	$140,544	$107,312
Cash and cash equivalents	1,540	715
Receivable for principal payments on investments	5	22
Interest receivable	1,253	972
Prepaid expenses and other assets	41	101
Total Assets	$143,383	$109,122

Liabilities:
Subscription Credit Facility (Note 6)	$3,250	$750
Unamortized Subscription Credit Facility issuance costs	(37)	(35)
Payable for investments purchased	-	137
Distributions payable	3,567	1,768
Management fee payable	254	156
Accrued expenses and other liabilities	336	438
Total Liabilities	$7,370	$3,214

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 26,231 and 20,554 as of June 30, 2023 and December 31, 2022, respectively, issued and outstanding	$-	$-
Additional paid-in capital	133,484	103,811
Total distributable earnings (deficit)	2,529	2,097
Total Net Assets	$136,013	$105,908
Total Liabilities and Net Assets	$143,383	$109,122
Net Asset Value Per Common Share	$5,185	$5,153

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Income:
Investment income from investments:
Interest income	$4,119	$616	$7,618	$962
Total Investment Income	4,119	616	7,618	962

Expenses:
Interest expense	33	41	144	59
Management fees	254	58	475	91
Professional fees	79	115	164	214
Directors fees	38	27	73	54
Offering costs	-	36	-	71
Other general and administrative expenses	81	69	182	167
Total Expenses	485	346	1,038	656
Net Investment Income (Loss)	3,634	270	6,580	306

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-	-	-
Total net realized gains (losses)	-	-	-	-
Net change in unrealized gains (losses):
Investments	(117)	210	371	448
Total net change in unrealized gains (losses)	(117)	210	371	448
Total realized and unrealized gains (losses)	(117)	210	371	448

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,517	$480	$6,951	$754

Per Common Share Data:
Basic and diluted net investment income per common share	$139	$31	$270	$35
Basic and diluted net increase in net assets resulting from operations	$134	$56	$285	$87
Weighted Average Common Shares Outstanding - Basic and Diluted	26,151	8,644	24,358	8,622

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$3,634	$270	$6,580	$306
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(117)	210	371	448
Net Increase (Decrease) in Net Assets Resulting from Operations	3,517	480	6,951	754

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(3,567)	(58)	(6,519)	(58)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(3,567)	(58)	(6,519)	(58)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	10,000	25,000	10,000
Reinvestment of distributions	2,923	-	4,673	-
Net Increase in Net Assets Resulting from Capital Share Transactions	2,923	10,000	29,673	10,000
Total Increase (Decrease) in Net Assets	2,873	10,422	30,105	10,696
Net Assets, Beginning of Period	133,140	43,153	105,908	42,879
Net Assets, End of Period	$136,013	$53,575	$136,013	$53,575

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,951	$754
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	-
Net change in unrealized (gains)/losses on investments	(371)	(448)
Net accretion of discount on investments	(403)	(61)
Sales (purchases) of short-term investments, net	-	24,615
Purchases of portfolio investments	(36,732)	(25,036)
Proceeds from sales of investments and principal repayments	4,274	402
Amortization of deferred financing cost	53	33
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(281)	(228)
(Increase)/decrease in deferred offering costs	-	71
(Increase)/decrease in receivable for principal payments on investments	17	-
(Increase)/decrease in prepaid expenses and other assets	60	66
Increase/(decrease) in payable for investments purchased	(137)	-
Increase/(decrease) in management fees payable	98	56
Increase/(decrease) in accrued organizational and offering costs, net	-	(471)
Increase/(decrease) in accrued other general and administrative expenses	(102)	272
Net cash provided by (used in) operating activities	(26,573)	25
Cash Flows from Financing Activities:
Borrowings/(payments) on subscription credit facility, net	2,500	-
Payments of debt issuance costs	(55)	(95)
Distributions paid in cash	(47)	-
Proceeds from issuance of common shares	25,000	10,000
Net cash provided by financing activities	27,398	9,905
Net increase in cash and cash equivalents	825	9,930
Cash and cash equivalents, beginning of period	715	266
Cash and cash equivalents, end of period	$1,540	$10,196

Supplemental and Non-Cash Information:
Interest paid during the period	$88	$10
Non-cash financing activities not included herein consisted of reinvestment of dividends	$4,673	$-

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments
Private Credit Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC) (5)	First lien senior secured revolving loan	11.88% (S + 6.50%)	12/5/2028	-	$-	$-	0.0%
	First lien senior secured loan	11.88% (S + 6.50%)	12/5/2028	4,577	4,463	4,577	3.4%
Precinmac (US) Holdings, Inc.	First lien senior secured loan	11.20% (S + 6.00%)	8/31/2027	283	277	277	0.2%
				4,860	4,740	4,854	3.6%
Automobile components
Speedstar Holding LLC	First lien senior secured delayed draw loan	12.68% (S + 7.25%)	1/22/2027	187	182	187	0.1%
	First lien senior secured loan	12.49% (S + 7.25%)	1/22/2027	794	772	794	0.6%
Vehicle Accessories, Inc.	First lien senior secured loan	11.00% (S + 5.50%)	11/30/2026	1,705	1,684	1,705	1.3%
				2,686	2,638	2,686	2.0%
Biotechnology
Alcami Corporation (Alcami)	First lien senior secured delayed draw loan	12.20% (S + 7.00%)	6/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	12.20% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured loan	12.20% (S + 7.00%)	12/21/2028	4,089	3,928	4,171	3.1%
				4,089	3,928	4,171	3.1%
Capital Markets
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	12.00% (S + 6.50%)	2/29/2024	215	198	215	0.2%
				215	198	215	0.2%

See accompanying notes to consolidated financial statements

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Chemicals
Shrieve Chemical Company, LLC	First lien senior secured loan	11.64% (S + 6.38%)	12/2/2024	3,125	3,100	3,125	2.3%
				3,125	3,100	3,125	2.3%
Commercial services & supplies
Allentown, LLC	First lien senior secured loan	11.20% (S + 6.00%)	4/22/2027	2,265	2,248	2,242	1.6%
	First lien senior secured delayed draw loan	11.20% (S + 6.00%)	4/22/2027	409	405	405	0.3%
	First lien senior secured revolving loan	13.25% (P + 5.00%)	4/22/2027	191	189	189	0.1%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	11.24% (S + 6.00%)	11/5/2026	5,000	4,891	5,000	3.7%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured loan	11.44% (S + 6.25%)	2/1/2027	2,716	2,676	2,682	2.0%
	First lien senior secured loan	11.69% (S + 6.50%)	2/1/2027	1,990	1,948	1,980	1.5%
	First lien senior secured loan	11.94% (S + 6.75%)	2/1/2027	2,000	1,943	2,000	1.5%
	First lien senior secured revolving loan	11.44% (S + 6.25%)	2/1/2027	191	188	189	0.1%
				14,762	14,488	14,687	10.8%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	11.97% (S + 6.75%)	11/5/2025	2,978	2,942	2,955	2.2%
FCA, LLC (FCA Packaging)	First lien senior secured loan	11.29% (S + 6.50%)	7/18/2028	2,240	2,207	2,262	1.6%
	First lien senior secured revolving loan	11.29% (S + 6.50%)	7/18/2028	-	-	-	0.0%
				5,218	5,149	5,217	3.8%
Diversified telecommunication services
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	First lien senior secured loan	11.13% (S + 5.75%)	10/29/2027	835	822	835	0.6%
	First lien senior secured loan	11.14% (S + 5.75%)	10/29/2027	928	914	928	0.7%
				1,763	1,736	1,763	1.3%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	11.40% (S + 6.00%)	10/30/2025	1,465	1,445	1,465	1.1%
				1,465	1,445	1,465	1.1%

See accompanying notes to consolidated financial statements

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Food products
BR PJK Produce, LLC (Keany)	First lien senior secured loan	11.39% (S + 6.25%)	11/14/2027	4,747	4,638	4,771	3.5%
	First lien senior secured delayed draw loan	11.39% (S + 6.25%)	5/14/2024	-	-	-	0.0%
Gulf Pacific Holdings, LLC	First lien senior secured loan	11.14% (S + 5.75%)	9/30/2028	1,738	1,708	1,738	1.3%
	First lien senior secured delayed draw loan	10.98% (S + 5.75%)	9/30/2028	147	139	147	0.1%
	First lien senior secured revolving loan	11.14% (S + 5.75%)	9/30/2028	154	144	154	0.1%
IF&P Foods, LLC (FreshEdge) (6)	First lien senior secured loan	10.51% (S + 5.63%)	10/3/2028	3,912	3,824	3,873	2.8%
	First lien senior secured delayed draw loan	10.77% (S + 5.63%)	10/3/2028	581	568	575	0.4%
	First lien senior secured revolving loan	10.61% (S + 5.63%)	10/3/2028	254	243	251	0.2%
Siegel Egg Co., LLC	First lien senior secured loan	11.34% (S + 6.00%)	12/29/2026	2,471	2,438	2,348	1.7%
	First lien senior secured revolving loan	11.34% (S + 6.00%)	12/29/2026	412	407	392	0.3%
Worldwide Produce Acquisition, LLC	First lien senior secured delayed draw loan	11.49% (S + 6.25%)	1/18/2029	634	587	634	0.5%
	First lien senior secured delayed draw loan	11.49% (S + 6.25%)	4/18/2024	-	-	-
	First lien senior secured revolving loan	11.23% (S + 6.25%)	1/18/2029	127	115	127	0.1%
	First lien senior secured loan	11.23% (S + 6.25%)	1/18/2029	2,874	2,794	2,874	2.1%
				18,051	17,605	17,884	13.1%

See accompanying notes to consolidated financial statements

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Health care providers & services
Brightview, LLC	First lien senior secured loan	11.22% (S + 6.00%)	12/14/2026	2,179	2,171	2,157	1.6%
	First lien senior secured delayed draw loan	11.22% (S + 6.00%)	12/14/2026	291	289	288	0.2%
	First lien senior secured revolving loan	11.22% (S + 6.00%)	12/14/2026	39	39	39	0.0%
Guardian Dentistry Partners	First lien senior secured loan	11.72% (S + 6.50%)	8/20/2026	1,007	990	1,007	0.7%
	First lien senior secured delayed draw loan	11.72% (S + 6.50%)	8/20/2026	1,960	1,936	1,960	1.4%
Light Wave Dental Management LLC	First lien senior secured revolving loan	12.10% (S + 7.00%)	6/30/2029	186	161	186	0.1%
	First lien senior secured loan	12.10% (S + 7.00%)	6/30/2029	6,175	5,992	6,175	4.5%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	10.03% (L + 5.25%)	10/24/2025	2,963	2,918	2,963	2.2%
SGA Dental Partners Holdings, LLC	First lien senior secured loan	10.66% (S + 5.50%)	12/30/2026	1,427	1,403	1,427	1.0%
	First lien senior secured delayed draw loan	10.66% (S + 5.50%)	12/30/2026	1,330	1,310	1,330	1.0%
	First lien senior secured revolving loan	10.98% (S + 5.50%)	12/30/2026	-	-	-	0.0%
				17,557	17,209	17,532	12.7%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	First lien senior secured loan	11.85% (S + 6.50%)	11/3/2027	1,682	1,629	1,666	1.2%
	First lien senior secured delayed draw loan	11.85% (S + 6.50%)	11/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.85% (S + 6.50%)	11/3/2027	-	-	-	0.0%
				1,682	1,629	1,666	1.2%
Insurance
Allcat Claims Service, LLC	First lien senior secured loan	11.24% (S + 6.00%)	7/7/2027	665	648	665	0.5%
	First lien senior secured delayed draw loan	11.20% (S + 6.00%)	7/7/2027	1,861	1,829	1,861	1.4%
	First lien senior secured revolving loan	11.24% (S + 6.00%)	7/7/2027	-	-	-	0.0%
				2,526	2,477	2,526	1.9%
IT services
Domain Information Services Inc. (Integris)	First lien senior secured loan	11.29% (S + 6.25%)	9/30/2025	4,980	4,881	4,980	3.7%
Improving Acquisition LLC	First lien senior secured loan	11.61% (S + 6.00%)	7/26/2027	4,612	4,524	4,589	3.4%
	First lien senior secured revolving loan	11.55% (S + 6.00%)	7/26/2027	-	-	-	0.0%
				9,592	9,405	9,569	7.1%

See accompanying notes to consolidated financial statements

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Leisure products
BCI Burke Holding Corp.	First lien senior secured loan	11.00% (S + 5.50%)	12/14/2027	2,175	2,147	2,175	1.6%
	First lien senior secured delayed draw loan	11.00% (S + 5.50%)	12/14/2023	84	83	84	0.1%
	First lien senior secured revolving loan	11.00% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	First lien senior secured loan	12.16% (S + 6.75%)	11/30/2026	3,038	2,967	3,038	2.2%
MacNeill Pride Group	First lien senior secured delayed draw loan	12.00% (S + 6.50%)	4/22/2026	1,019	996	1,007	0.7%
	First lien senior secured revolving loan	12.00% (S + 6.50%)	4/22/2026	-	-	-	0.0%
				6,316	6,193	6,304	4.6%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	11.50% (S + 6.00%)	3/6/2027	924	917	924	0.7%
PVI Holdings, Inc	First lien senior secured loan	10.92% (S + 5.94%)	7/18/2027	2,058	2,031	2,058	1.5%
				2,982	2,948	2,982	2.2%
Professional services
DISA Holdings Corp. (DISA)	First lien senior secured delayed draw loan	10.66% (S + 5.50%)	9/9/2028	427	402	427	0.3%
	First lien senior secured revolving loan	10.66% (S + 5.50%)	9/9/2028	-	-	-	0.0%
	First lien senior secured loan	10.66% (S + 5.50%)	9/9/2028	3,411	3,312	3,411	2.5%
Universal Marine Medical Supply International, LLC (Unimed)	First lien senior secured loan	12.88% (S + 7.50%)	12/5/2027	4,087	3,996	4,087	3.0%
	First lien senior secured revolving loan	13.14% (S + 7.50%)	12/5/2027	147	131	147	0.1%
				8,072	7,841	8,072	5.9%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	11.47% (S + 6.25%)	7/22/2027	2,982	2,874	2,953	2.2%
				2,982	2,874	2,953	2.2%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured loan	11.89% (S + 6.50%)	7/20/2027	2,569	2,520	2,543	1.9%
	First lien senior secured revolving loan	11.70% (S + 6.50%)	7/20/2027	253	246	251	0.2%
				2,822	2,766	2,794	2.1%

See accompanying notes to consolidated financial statements

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	12.34% (S + 7.00%)	6/29/2028	4,988	4,873	4,938	3.6%
CGI Automated Manufacturing, LLC	First lien senior secured loan	12.22% (S + 7.00%)	12/17/2026	1,498	1,456	1,482	1.1%
	First lien senior secured delayed draw loan	12.22% (S + 7.00%)	12/17/2026	1,251	1,216	1,238	0.9%
	First lien senior secured revolving loan	12.22% (S + 7.00%)	12/17/2026	64	60	64	0.0%
Engineered Fastener Company, LLC (EFC International)	First lien senior secured loan	11.89% (S + 6.50%)	11/1/2027	6,982	6,823	6,982	5.1%
Genuine Cable Group, LLC	First lien senior secured loan	10.70% (S + 5.50%)	11/1/2026	4,963	4,820	4,838	3.6%
I.D. Images Acquisition, LLC	First lien senior secured loan	11.64% (S + 6.25%)	7/30/2026	693	684	693	0.5%
	First lien senior secured loan	11.45% (S + 6.25%)	7/30/2026	3,070	3,019	3,070	2.3%
Krayden Holdings, Inc.	First lien senior secured delayed draw loan	11.34% (S + 6.00%)	3/1/2025	-	-	-	0.0%
	First lien senior secured revolving loan	11.34% (S + 6.00%)	3/1/2029	-	-	-	0.0%
	First lien senior secured loan	11.34% (S + 6.00%)	3/1/2029	3,180	3,036	3,180	2.3%
				26,689	25,987	26,485	19.4%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured delayed draw loan	11.28% (S + 6.00%)	8/10/2027	2,982	2,938	2,937	2.2%
	First lien senior secured loan	11.28% (S + 6.00%)	8/10/2027	667	649	657	0.5%
				3,649	3,587	3,594	2.7%
Total Debt Investments				141,103	$137,943	$140,544	103.3%
Liabilities in Excess of Other Assets						(4,531)	(3.3)%
Net Assets						$136,013	100.0%

(1)	As of June 30, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of June 30, 2023, the tax cost of the Company’s investments approximates their amortized cost.

(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, 3.2% of the Company’s total assets were in non-qualifying investments.

(6)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last out” portion with respect to payments of principal and interest.

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

As of June 30, 2023, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. As of June 30, 2023, KDL Corp, LLC held no investments.

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of June 30, 2023 and December 31, 2022, the Company did not have any investments in portfolio companies on non-accrual status.

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

For the three months ended June 30, 2023 and 2022, the Company incurred management fees of $254 and $58, respectively.

For the six months ended June 30, 2023 and 2022, the Company incurred management fees of $475 and $91, respectively.

C. Other – KACALP, an affiliate of the Advisor, made an equity contribution of $250 during the six months ended June 30, 2023.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$137,943	$140,544	$105,083	$107,312
Short-term investments	-	-	-	-
Total Investments	$137,943	$140,544	$105,083	$107,312

As of June 30, 2023 and December 31, 2022, $4,577 and $4,601, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022

Trading companies & distributors	18.8%	15.4%
Food products	12.7%	12.6%
Health care providers & services	12.5%	12.6%
Commercial services & supplies	10.4%	6.6%
IT services	6.8%	9.0%
Professional services	5.7%	7.6%
Leisure products	4.5%	1.2%
Containers & packaging	3.7%	5.2%
Aerospace & defense	3.5%	4.5%
Biotechnology	3.0%	3.8%
Wireless telecommunication services	2.6%	3.4%
Chemicals	2.2%	0.2%
Machinery	2.1%	2.8%
Software	2.1%	2.8%
Textiles, apparel & luxury goods	2.0%	2.6%
Automobile components	1.9%	1.6%
Insurance	1.8%	1.2%
Diversified telecommunication services	1.3%	1.6%
Health care equipment & supplies	1.2%	1.6%
Electronic equipment, instruments & components	1.0%	1.4%
Capital Markets	0.2%	-%
Building products	-%	2.1%
Asset management & custody banks	-%	0.2%
Total	100.0	100.0

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

The following tables present the fair value hierarchy of investments as of June 30, 2023 and December 31, 2022. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$140,544	$140,544
Short-term investments	-	-	$-	-
Total Investments	$-	$-	$140,544	$140,544

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$107,312	$107,312
Short-term investments	-	-	-	-
Total Investments	$-	$-	$107,312	$107,312

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2023 and 2022, respectively.

First-lien
senior secured
For the three months ended June 30, 2023	debt investments
Fair value, beginning of period	$131,248
Purchases of investments	12,688
Proceeds from sales of investments and principal repayments	(3,484)
Net change in unrealized gain (loss)	(117)
Net realized gain (loss)	-
Net accretion of discount on investments	209
Transfers into (out of) Level 3	-
Fair value, end of period	$140,544

First-lien
senior secured
For the three months ended June 30, 2022	debt investments
Fair value, beginning of period	$24,409
Purchases of investments	12,558
Proceeds from principal payments and sales of investments	(307)
Net change in unrealized gain (loss)	210
Net accretion of discount on investments	34
Transfers into (out of) Level 3	-
Fair value, end of period	$36,904

First-lien
senior secured
For the six months ended June 30, 2023	debt investments
Fair value, beginning of period	$107,312
Purchases of investments	36,732
Proceeds from sales of investments and principal repayments	(4,274)
Net change in unrealized gain (loss)	371
Net realized gain (loss)	-
Net accretion of discount on investments	403
Transfers into (out of) Level 3	-
Fair value, end of period	$140,544

First-lien
senior secured
For the six months ended June 30, 2022	debt investments
Fair value, beginning of period	$11,761
Purchases of investments	25,036
Proceeds from principal payments and sales of investments	(402)
Net change in unrealized gain (loss)	448
Net accretion of discount on investments	61
Transfers into (out of) Level 3	-
Fair value, end of period	$36,904

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value.

	As of June 30, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$140,544	Discounted cash flow analysis	Discount rate	7.8% - 15.0%	10.1%

	As of December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$107,312	Discounted cash flow analysis	Discount rate	8.7% - 15.0%	9.8%

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Debt obligations consisted of the following as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$3,250	$21,750
Total debt	$25,000	$3,250	$21,750

(1)	The amount available reflects any limitations related to the Subscription Credit Facility’s borrowing base as of June 30, 2023.

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$750	$24,250
Total debt	$25,000	$750	$24,250

(1)	The amount available reflects any limitations related to the Subscription Credit Facility’s borrowing base as of December 31, 2022.

For the six months ended June 30, 2023 and 2022, the weighted average interest rate of borrowings outstanding was 6.6% and 3.4%, respectively.  As of June 30, 2023, the Company had $3,250 outstanding under the Subscription Credit Facility at a weighted average interest rate of 7.1%. As of June 30, 2022, the Company did not have any amounts outstanding under its Subscription Credit Facility.  The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023
Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 28, 2023	$5,236	4,775	$25,000
Total common stock issued		4,775	$25,000

For the six months ended June 30, 2022
Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
June 29, 2022	$5,011	1,996	$10,000
Total common stock issued		1,996	$10,000

As of June 30, 2023, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $225,535 of undrawn commitments at June 30, 2023. See Note 11 – Subsequent Events.

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the six months ended June 30, 2023 and 2022, respectively. See Note 11 - Subsequent Events.

For the six months ended June 30, 2023
Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
March 7, 2023	March 31, 2023	April 14, 2023	$115.00
May 10, 2023	June 30, 2023	July 14, 2023	$136.00
			$251.00

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the six months ended June 30, 2022
Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
April 19, 2022	April 20, 2022	July 27, 2022	$6.80
			$6.80

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the six months ended June 30, 2023. There were no amounts received and shares of common stock issued to shareholders pursuant to the Company’s DRIP for the six months ended June 30, 2022. See Note 11 – Subsequent Events.

For the six months ended June 30, 2023
Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
December 29, 2022	January 13, 2023	340	$1,750
March 31, 2023	April 14, 2023	564	2,923
		904	$4,673

For the dividend declared on May 10, 2023 and paid on July 14, 2023, there were 681 shares issued with a DRIP value of $3,533. These shares are excluded from the table above, as the DRIP shares were issued after June 30, 2023.

Note 8. Commitments and Contingencies

The Company had an aggregate of $16,369 and $21,148, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2023 and December 31, 2022. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

A summary of the composition of the unfunded commitments as of June 30, 2023 and December 31, 2022 is shown in the table below.

	As of June 30, 2023	As of December 31, 2022
Alcami Corporation (Alcami)	$890	$890
Allcat Claims Service, LLC	460	1,723
Allentown, LLC	112	606
American Equipment Holdings LLC	-	5,000
American Soccer Company, Incorporated (SCORE)	152	243
Atria Wealth Solutions, Inc.	2,784	2,784
Basel U.S. Acquisition Co., Inc. (IAC)	399	399
BCI Burke Holding Corp.	618	618
BLP Buyer, Inc. (Bishop Lifting Products)	59	159
BR PJK Produce, LLC (Keany)	228	228
Brightview, LLC	450	489
CGI Automated Manufacturing, LLC	96	160
DISA Holdings Corp. (DISA)	1,144	1,189
FCA, LLC (FCA Packaging)	288	288
Gulf Pacific Holdings, LLC	947	1,120
IF&P Foods, LLC (FreshEdge)	234	874
Improving Acquisition LLC	328	354
Krayden Holdings, Inc.	1,813	-
Light Wave Dental Management LLC	639	677
LSL Industries, LLC (LSL Healthcare)	1,305	1,305
MacNeill Pride Group	1,187	1,055
SGA Dental Partners Holdings, LLC	207	207
Siegel Egg Co., LLC	85	192
Universal Marine Medical Supply International, LLC (Unimed)	588	588
Worldwide Produce Acquisition, LLC	1,356	-
Total unfunded commitments	$16,369	$21,148

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023 and December 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2023 and 2022, respectively.

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase (decrease) in net assets resulting from operations	$3,517	$480	$6,951	$754
Weighted average shares of common stock
outstanding - basic and diluted	26,151	8,644	24,358	8,622
Earnings (loss) per share of common stock - basic and diluted	$134	$56	$285	$87

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022, respectively.

	For the six months ended June 30,
	2023 (amounts in thousands, except share and per share amounts)	2022 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,153	$4,986

Results of Operations:
Net Investment Income	270	35
Net Realized and Unrealized Gain (Loss) on Investments(2)	13	42
Net Increase (Decrease) in Net Assets Resulting from Operations	283	77

Distributions to Common Stockholders
Distributions from Net Investment Income	(251)	(7)
Net Decrease in Net Assets Resulting from Distributions	(251)	(7)

Net Asset Value, End of Period	$5,185	$5,056

Shares Outstanding, End of Period	26,231	10,596

Ratio/Supplemental Data
Net assets, end of period	$136,013	$53,575
Weighted-average shares outstanding	24,358	8,622
Total Return(3)	5.6%	1.5%
Portfolio turnover	3.4%	1.7%
Ratio of operating expenses to average net assets	1.7%	2.8%
Ratio of net investment income (loss) to average net assets	10.6%	1.3%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

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

On July 14, 2023, the Company paid a distribution of $136 per share to each common stockholder of record as of June 30, 2023. The total distribution was $3,567 and $3,533 was reinvested into the Company through the purchase of 681 shares of common stock.

On August 10, 2023, the Board declared a distribution of $131 per share to each common stockholder of record as of September 29, 2023. The distribution will be paid on October 13, 2023.

On August 10, 2023, the Company sold 4,774 shares of its common stock for an aggregate offering price of $25,000. No underwriting discounts or commissions have been or will be paid in connection with the sale of such shares of common stock.  This issuance of the common stock is exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from the stockholders in the subscription agreements that each stockholder was an accredited investor as defined in Regulation D under the Securities Act. KACALP, an affiliate of the Advisor, made an equity contribution of $250 associated with its 1% commitment for this August 10, 2023 share issuance. The Company has subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock ($200,535 is undrawn).

On August 10, 2023, the Board accepted James C. Baker, Jr.’s resignation as Chief Executive Officer and elected Douglas L. Goodwillie and Kenneth B. Leonard as Co-Chief Executive Officers, effective August 16, 2023. Mr. Baker’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Mr. Goodwillie and Mr. Leonard have served as Co-Chief Investment Officers of the Company since inception. Additional information regarding Mr. Goodwillie’s and Mr. Leonard’s business experience is available in the Company’s annual proxy statement, which was filed with the SEC on April 26, 2023.

For purposes of SEC disclosure requirements, we note the following:

There is no arrangement or understanding between Mr. Goodwillie or Mr. Leonard and any other persons pursuant to which either Mr. Goodwillie or Mr. Leonard was selected as an officer. There are no family relationships between Mr. Goodwillie or Mr. Leonard and any director, executive officer or person nominated or chosen by the Company to become an executive officer of the Company within the meaning of Item 401(d) of Regulation S-K under the U.S. Securities Act of 1933 (“Regulation S-K”). Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transaction in which Mr. Goodwillie or Mr. Leonard had a direct or indirect material interest within the meaning of Item 404(a) of Regulation S-K.

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

Recent Developments

On July 14, 2023, we paid a distribution of $136 per share to each common stockholder of record as of June 30, 2023. The total distribution was $3.57 million and $3.53 million was reinvested into the Company through the purchase of 681 shares of common stock.

On August 10, 2023, the Board declared a distribution of $131 per share to each common stockholder of record as of September 29, 2023. The distribution will be paid on October 13, 2023.

On August 10, 2023, we sold 4,774 shares of common stock for an aggregate offering price of $25.0 million. KACALP, an affiliate of our Advisor, made an equity contribution of $0.2 million associated with its 1% commitment for this August 10, 2023 share issuance. We have subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock ($200.5 million is undrawn).

On August 10, 2023, the Board accepted James C. Baker, Jr.’s resignation as Chief Executive Officer and elected Douglas L. Goodwillie and Kenneth B. Leonard as Co-Chief Executive Officers, effective August 16, 2023. Mr. Baker’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

Portfolio and Investment Activity

As of June 30, 2023, we had 88 debt investments in 44 portfolio companies with an aggregate fair value of approximately $140.5 million and an amortized cost of $137.9 million consisting of first lien senior secured debt investments.

As of June 30, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 12.1%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 12.4%.

Our investment activity for the three months ended June 30, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended
	June 30, 2023 ($ in millions)	June 30, 2022 ($ in millions)
New investments:
Gross new investments commitments	$9.0	$16.4
Less: investment commitments sold down, exited or repaid(1)	(3.8)	(0.1)
Net investment commitments	5.2	16.3

Principal amount of investments funded:
Private credit investments	$12.8	$12.8
Liquid credit investments	-	-
Total principal amount of investments funded	12.8	12.8

Principal amount of investments sold / repaid:
Private credit investments	(3.3)	(0.3)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(3.3)	(0.3)

Number of new investment commitments	3	17
Average new investment commitment amount	$3.0	$1.0
Weighted average maturity for new investment commitments(2)	5.5 years	2.6 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	12.1%	8.0%
Weighted average spread over benchmark rate of new floating rate investment commitments	6.9%	6.3%
Weighted average interest rate on investment sold or paid down(4)	11.7%	7.3%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at June 30, 2023 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.
(4)	Based on the underlying rate if still held at June 30, 2023. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies.

The table below describes long-term investments by industry composition based on fair value as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022

Trading companies & distributors	18.8%	15.4%
Food products	12.7%	12.6%
Health care providers & services	12.5%	12.6%
Commercial services & supplies	10.4%	6.6%
IT services	6.8%	9.0%
Professional services	5.7%	7.6%
Leisure products	4.5%	1.2%
Containers & packaging	3.7%	5.2%
Aerospace & defense	3.5%	4.5%
Biotechnology	3.0%	3.8%
Wireless telecommunication services	2.6%	3.4%
Chemicals	2.2%	0.2%
Machinery	2.1%	2.8%
Software	2.1%	2.8%
Textiles, apparel & luxury goods	2.0%	2.6%
Automobile components	1.9%	1.6%
Insurance	1.8%	1.2%
Diversified telecommunication services	1.3%	1.6%
Health care equipment & supplies	1.2%	1.6%
Electronic equipment, instruments & components	1.0%	1.4%
Capital Markets	0.2%	-%
Building products	-%	2.1%
Asset management & custody banks	-%	0.2%
	100.0%	100.0%

Results of Operations

Investment Income

For the three and six months ended June 30, 2023 and 2022, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of June 30, 2023 or 2022.

The following table represents the operating results for the three and six months ended June 30, 2023 and 2022.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$4.12	$0.62	$7.62	$0.96
Less: Net expenses	(0.49)	(0.35)	(1.04)	(0.65)
Net investment income	3.63	0.27	6.58	0.31
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(0.12)	0.21	0.37	0.44
Net increase (decrease) in net assets resulting from operations	$3.51	$0.48	$6.95	$0.75

Investment Income

Investment income for the three and six months ended June 30, 2023 totaled $4.1 million and $7.6 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and six months ended June 30, 2022 totaled $0.6 million and $1.0 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.03	$0.04	$0.14	$0.06
Management fees	0.26	0.06	0.48	0.09
Other operating expenses	0.16	0.19	0.35	0.38
Deferred offering costs	-	0.03	-	0.07
Directors fees	0.04	0.03	0.07	0.05
Total expenses	$0.49	$0.35	$1.04	$0.65

Total expenses for the three and six months ended June 30, 2023 included zero of deferred offering costs, respectively. Total expenses for the three and six months ended June 30, 2022 included $0.03 million and $0.07 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2023 and 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$0.45	$0.23	$1.25	$0.46
Unrealized (losses) on investments	(0.57)	(0.02)	(0.88)	(0.02)
Net change in unrealized gains (losses) on investments	$(0.12)	$0.21	$0.37	$0.44

The change in unrealized appreciation for the three months ended June 30, 2023 and 2022 totaled $0.45 million and $0.23 million, respectively, which primarily related to our investments in the following tables.

For the three months ended
June 30, 2023
($ in millions)
Portfolio Company
Light Wave Dental Management LLC	$0.21
Alcami Corporation (Alcami)	0.08
BLP Buyer, Inc. (Bishop Lifting Products)	0.07
American Equipment Holdings LLC	0.03
Allentown, LLC	0.02
BR PJK Produce, LLC (Keany)	0.02
Improving Acquisition LLC	0.01
MacNeill Pride Group	0.01
Total Unrealized Appreciation	$0.45

For the three months ended
June 30, 2022
($ in millions)
Portfolio Company
Allentown, LLC	$0.03
Atria Wealth Solutions, Inc.	0.04
Centerline Communications, LLC	0.03
CGI Automated Manufacturing, LLC	0.02
Light Wave Dental Management LLC	0.03
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.05
Process Insights, Inc.	0.03
Total Unrealized Appreciation	$0.23

The change in unrealized depreciation for the three months ended June 30, 2023 totaled $0.57 million, which was primarily related to our investments in the following table.

The change in unrealized depreciation for the three months ended June 30, 2022 total $0.02, which was primarily due to accretion of discounts on investments.

For the three months ended
June 30, 2023
($ in millions)
Portfolio Company
Siegel Egg Co., LLC	$(0.13)
BCDI Meteor Acquisition, LLC (Meteor)	(0.06)
IF&P Foods, LLC (FreshEdge)	(0.05)
Genuine Cable Group, LLC	(0.05)
Improving Acquisition LLC	(0.04)
CGI Automated Manufacturing, LLC	(0.03)
American Soccer Company, Incorporated (SCORE)	(0.03)
Centerline Communications, LLC	(0.02)
Light Wave Dental Management LLC	(0.02)
AIDC Intermediate Co 2, LLC (Peak Technologies)	(0.01)
Other portfolio companies	(0.13)
Total Unrealized Depreciation	$(0.57)

The change in unrealized appreciation for the six months ended June 30, 2023 and 2022 totaled $1.25 and $0.46 million, respectively, which primarily related to our investments in the following tables:

For the six months ended
June 30, 2023
($ in millions)
Portfolio Company
Light Wave Dental Management LLC	$0.21
Engineered Fastener Company, LLC (EFC International)	0.16
Krayden Holdings, Inc.	0.14
Worldwide Produce Acquisition, LLC	0.14
Alcami Corporation (Alcami)	0.11
VENUplus Inc. (f/k/a CTM Group, Inc.)	0.07
BLP Buyer, Inc. (Bishop Lifting Products)	0.07
American Equipment Holdings LLC	0.06
Domain Information Services Inc. (Integris)	0.06
DISA Holdings Corp. (DISA)	0.04
Other portfolio companies	0.19
Total Unrealized Appreciation	$1.25

For the six months ended
June 30, 2022
($ in millions)
Portfolio Company
Atria Wealth Solutions, Inc.	0.04
BLP Buyer, Inc. (Bishop Lifting Products)	0.05
Centerline Communications, LLC	0.03
CGI Automated Manufacturing, LLC	0.05
Light Wave Dental Management LLC	0.03
MacNeill Pride Group	0.03
OMH-HealthEdge Holdings, LLC	0.06
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.05
Process Insights, Inc.	0.03
Vehicle Accessories, Inc.	0.02
Other portfolio companies	0.07
Total Unrealized Appreciation	$0.46

The change in unrealized depreciation for the six months ended June 30, 2023 totaled $0.88 million, which primarily related to our investments in the following table.

The change in unrealized depreciation for the six months ended June 30, 2022 totaled $0.02 million, which was primarily due to accretion of discounts on investments.

For the six months ended
June 30, 2023
($ in millions)
Portfolio Company
Siegel Egg Co., LLC	$(0.14)
Genuine Cable Group, LLC	(0.08)
Domain Information Services Inc. (Integris)	(0.08)
BCDI Meteor Acquisition, LLC (Meteor)	(0.06)
IF&P Foods, LLC (FreshEdge)	(0.06)
Centerline Communications, LLC	(0.04)
Improving Acquisition LLC	(0.04)
AIDC Intermediate Co 2, LLC (Peak Technologies)	(0.04)
American Soccer Company, Incorporated (SCORE)	(0.04)
DISA Holdings Corp. (DISA)	(0.03)
Other portfolio companies	(0.27)
Total Unrealized Depreciation	$(0.88)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2023 and December 31, 2022, our asset coverage ratios were not meaningful, as we only had $3.2 million and $0.7 million, respectively, borrowed under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

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

As of June 30, 2023, we had $3.2 million borrowed under our subscription credit facility and had cash and cash equivalents of $1.5 million. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of August 10, 2023, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $1.9 million.

Capital Contributions

During the six months ended June 30, 2023, we issued and sold 4,775 shares of our common stock related to capital called at an aggregate purchase price of $25.0 million. During the six months ended June 30, 2022, we issued and sold 1,996 shares of our common stock related to capital called at an aggregate purchase price of $10.0 million. As of August 10, 2023, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $200.5 million ($153.0 million or 43.3% funded).

Credit Facility

Subscription Credit Facility. As of June 30, 2023, we are party to a senior secured revolving credit facility (the “Subscription Credit Facility”) that has a total commitment of $25 million and a maturity date of February 22, 2024.  The Subscription Credit Facility permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 1.975% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at June 30, 2023 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$3.2	$3.2	$-	$-	$-
Total contractual obligations	$3.2	$3.2	$-	$-	$-

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we had an aggregate $16.4 million and $21.1 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2023, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(2.8)	$(0.1)	$(2.7)
Down 100 basis points	$(1.4)	$(0.0)	$(1.4)
Up 100 basis points	$1.4	$0.0	$1.4
Up 200 basis points	$2.8	$0.1	$2.7

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the six months ended June 30, 2023, we issued and sold 4,775 shares of common stock at an aggregate offering amount of approximately $25.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Kayne DL 2021, Inc.

Date: August 14, 2023	/s/ James C. Baker, Jr.
	Name:	James C. Baker, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)