Form 10-Q
period 2023-09-30
Kayne DL 2021, Inc.
filed 2023-11-14
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 32,478 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne DL 2021, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $142,972 and $105,083)	$145,692	$107,312
Short-term investments (amortized cost of $20,409 and $0)	20,409	-
Cash and cash equivalents	2,010	715
Receivable for principal payments on investments	12	22
Interest receivable	1,385	972
Prepaid expenses and other assets	11	101
Total Assets	$169,519	$109,122

Liabilities:
Subscription Credit Facility (Note 6)	$-	$750
Unamortized Subscription Credit Facility issuance costs	(22)	(35)
Payable for investments purchased	-	137
Distributions payable	4,151	1,768
Management fee payable	271	156
Accrued expenses and other liabilities	441	438
Total Liabilities	$4,841	$3,214

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 31,687 and 20,554 as of September 30, 2023 and December 31, 2022, respectively, issued and outstanding	$-	$-
Additional paid-in capital	162,017	103,811
Total distributable earnings (deficit)	2,661	2,097
Total Net Assets	$164,678	$105,908
Total Liabilities and Net Assets	$169,519	$109,122
Net Asset Value Per Common Share	$5,197	$5,153

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Income:
Investment income from investments:
Interest income	$4,530	$1,122	$12,123	$2,085
Dividend income	179	-	204	-
Total Investment Income	4,709	1,122	12,327	2,085

Expenses:
Interest expense	36	42	180	101
Management fees	270	90	745	181
Professional fees	102	97	266	311
Directors fees	37	26	110	80
Offering costs	-	36	-	107
Other general and administrative expenses	101	97	283	264
Total Expenses	546	388	1,584	1,044
Net Investment Income (Loss)	4,163	734	10,743	1,041

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	1	-	1
Total net realized gains (losses)	-	1	-	1
Net change in unrealized gains (losses):
Investments	120	465	491	912
Total net change in unrealized gains (losses)	120	465	491	912
Total realized and unrealized gains (losses)	120	466	491	913

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,283	$1,200	$11,234	$1,954

Per Common Share Data:
Basic and diluted net investment income per common share	$141	$69	$412	$112
Basic and diluted net increase in net assets resulting from operations	$145	$113	$430	$210
Weighted Average Common Shares Outstanding - Basic and Diluted	29,515	10,647	26,096	9,305

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$4,163	$734	$10,743	$1,041
Net realized gains (losses) on investments	-	1	-	1
Net change in unrealized gains (losses) on investments	120	465	491	912
Net Increase (Decrease) in Net Assets Resulting from Operations	4,283	1,200	11,234	1,954

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(4,151)	(308)	(10,670)	(366)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(4,151)	(308)	(10,670)	(366)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	25,000	-	50,000	10,000
Reinvestment of distributions	3,533	362	8,206	362
Net Increase in Net Assets Resulting from Capital Share Transactions	28,533	362	58,206	10,362
Total Increase (Decrease) in Net Assets	28,665	1,254	58,770	11,950
Net Assets, Beginning of Period	136,013	53,575	105,908	42,879
Net Assets, End of Period	$164,678	$54,829	$164,678	$54,829

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,234	$1,954
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	(1)
Net change in unrealized (gains)/losses on investments	(491)	(912)
Net accretion of discount on investments	(648)	(114)
Sales (purchases) of short-term investments, net	(20,409)	27,387
Purchases of portfolio investments	(44,326)	(47,057)
Proceeds from sales of investments and principal repayments	7,085	1,683
Amortization of deferred financing cost	68	57
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(413)	(351)
(Increase)/decrease in deferred offering costs	-	107
(Increase)/decrease in receivable for principal payments on investments	10	(54)
(Increase)/decrease in prepaid expenses and other assets	90	100
Increase/(decrease) in payable for investments purchased	(137)	-
Increase/(decrease) in management fees payable	115	88
Increase/(decrease) in accrued organizational and offering costs, net	-	(471)
Increase/(decrease) in accrued other general and administrative expenses	3	222
Net cash provided by (used in) operating activities	(47,819)	(17,362)
Cash Flows from Financing Activities:
Borrowings/(payments) on subscription credit facility, net	(750)	10,000
Payments of debt issuance costs	(55)	(95)
Distributions paid in cash	(81)	(4)
Proceeds from issuance of common shares	50,000	10,000
Net cash provided by financing activities	49,114	19,901
Net increase in cash and cash equivalents	1,295	2,539
Cash and cash equivalents, beginning of period	715	266
Cash and cash equivalents, end of period	$2,010	$2,805

Supplemental and Non-Cash Information:
Interest paid during the period	$111	$26
Non-cash financing activities not included herein consisted of reinvestment of dividends	$8,206	$362

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments
Private Credit Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC) (5)	First lien senior secured revolving loan	11.55% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
	First lien senior secured loan	11.55% (S + 6.00%)	12/5/2028	4,566	4,456	4,589	2.8%
Precinmac (US) Holdings, Inc.	First lien senior secured loan	11.42% (S + 6.00%)	8/31/2027	282	277	275	0.2%
				4,848	4,733	4,864	3.0%
Automobile components
Speedstar Holding LLC	First lien senior secured delayed draw loan	12.81% (S + 7.25%)	1/22/2027	186	181	188	0.1%
	First lien senior secured loan	12.76% (S + 7.25%)	1/22/2027	792	772	798	0.5%
Vehicle Accessories, Inc.	First lien senior secured loan	10.90% (S + 5.25%)	11/30/2026	1,701	1,681	1,701	1.0%
				2,679	2,634	2,687	1.6%
Biotechnology
Alcami Corporation (Alcami)	First lien senior secured delayed draw loan	12.42% (S + 7.00%)	6/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	12.42% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured loan	12.42% (S + 7.00%)	12/21/2028	4,079	3,924	4,160	2.5%
				4,079	3,924	4,160	2.5%

Capital Markets
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	12.18% (S + 6.50%)	2/29/2024	2,998	2,987	2,998	1.8%
				2,998	2,987	2,998	1.8%
Chemicals
Shrieve Chemical Company, LLC	First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	3,101	3,080	3,101	1.9%
				3,101	3,080	3,101	1.9%
Commercial services & supplies
Allentown, LLC	First lien senior secured loan	11.42% (S + 6.00%)	4/22/2027	2,259	2,243	2,248	1.4%
	First lien senior secured delayed draw loan	11.42% (S + 6.00%)	4/22/2027	408	406	406	0.3%
	First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	167	165	166	0.1%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	11.93% (S + 6.00%)	11/5/2026	4,982	4,889	4,982	3.0%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured loan	12.02% (S + 6.50%)	2/1/2027	2,709	2,672	2,682	1.6%
	First lien senior secured loan	12.27% (S + 6.75%)	2/1/2027	1,985	1,946	1,985	1.2%
	First lien senior secured loan	12.27% (S + 6.75%)	2/1/2027	2,000	1,946	2,000	1.2%
	First lien senior secured revolving loan	11.92% (S + 6.50%)	2/1/2027	191	188	189	0.1%
				14,701	14,455	14,658	8.9%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	12.75% (S + 7.25%)	11/5/2025	2,970	2,938	2,948	1.8%
FCA, LLC (FCA Packaging)	First lien senior secured loan	11.81% (S + 6.50%)	7/18/2028	2,012	1,984	2,033	1.2%
	First lien senior secured revolving loan	11.81% (S + 6.50%)	7/18/2028	-	-	-	0.0%
				4,982	4,922	4,981	3.0%
Diversified telecommunication services
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	First lien senior secured loan	11.30% (S + 5.75%)	10/29/2027	833	821	833	0.5%
	First lien senior secured loan	11.29% (S + 5.75%)	10/29/2027	925	912	925	0.6%
				1,758	1,733	1,758	1.1%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Food products
BR PJK Produce, LLC (Keany)	First lien senior secured loan	11.54% (S + 6.00%)	11/14/2027	4,736	4,632	4,807	2.9%
	First lien senior secured delayed draw loan	11.54% (S + 6.00%)	5/14/2024	-	-	-	0.0%
Gulf Pacific Holdings, LLC	First lien senior secured loan	11.29% (S + 5.75%)	9/30/2028	1,734	1,705	1,725	1.0%
	First lien senior secured delayed draw loan	11.38% (S + 5.75%)	9/30/2028	146	129	145	0.1%
	First lien senior secured revolving loan	11.29% (S + 5.75%)	9/30/2028	-	-	-	0.0%
City Line Distributors, LLC	First lien senior secured loan	11.65% (S + 6.00%)	8/31/2028	1,879	1,814	1,879	1.2%
	First lien senior secured delayed draw loan	11.65% (S + 6.00%)	3/3/2025	-	-	-	0.0%
	First lien senior secured revolving loan	11.65% (S + 6.00%)	8/31/2028	18	9	18	0.0%
IF&P Foods, LLC (FreshEdge) (6)	First lien senior secured loan	11.07% (S + 5.63%)	10/3/2028	3,902	3,818	3,824	2.3%
	First lien senior secured delayed draw loan	11.07% (S + 5.63%)	10/3/2028	580	568	568	0.3%
	First lien senior secured revolving loan	11.07% (S + 5.63%)	10/3/2028	254	243	249	0.2%
Siegel Egg Co., LLC	First lien senior secured loan	11.84% (S + 6.50%)	12/29/2026	2,465	2,434	2,329	1.4%
	First lien senior secured revolving loan	11.84% (S + 6.50%)	12/29/2026	413	407	390	0.2%
Worldwide Produce Acquisition, LLC	First lien senior secured delayed draw loan	11.64% (S + 6.25%)	1/18/2029	632	587	632	0.4%
	First lien senior secured delayed draw loan	11.64% (S + 6.25%)	4/18/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.64% (S + 6.25%)	1/18/2029	127	116	127	0.1%
	First lien senior secured loan	11.64% (S + 6.25%)	1/18/2029	2,867	2,789	2,867	1.8%
				19,753	19,251	19,560	11.9%
Health care providers & services
Brightview, LLC	First lien senior secured loan	11.43% (S + 6.00%)	12/14/2026	2,173	2,168	2,135	1.3%
	First lien senior secured delayed draw loan	11.43% (S + 6.00%)	12/14/2026	290	289	285	0.2%
	First lien senior secured revolving loan	11.43% (S + 6.00%)	12/14/2026	39	39	38	0.0%
Guardian Dentistry Partners	First lien senior secured loan	12.15% (S + 6.50%)	8/20/2026	1,005	989	1,005	0.6%
	First lien senior secured delayed draw loan	12.15% (S + 6.50%)	8/20/2026	1,956	1,933	1,956	1.2%
Light Wave Dental Management LLC	First lien senior secured revolving loan	12.39% (S + 7.00%)	6/30/2029	433	408	433	0.3%
	First lien senior secured loan	12.39% (S + 7.00%)	6/30/2029	6,160	5,991	6,160	3.7%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	12.75% (S + 4.25%)	10/24/2025	2,955	2,916	2,955	1.8%
SGA Dental Partners Holdings, LLC	First lien senior secured loan	11.54% (S + 6.00%)	12/30/2026	1,423	1,404	1,423	0.9%
	First lien senior secured delayed draw loan	11.67% (S + 6.00%)	12/30/2026	1,326	1,308	1,326	0.8%
	First lien senior secured revolving loan	11.53% (S + 6.00%)	12/30/2026	41	39	41	0.0%
				17,801	17,484	17,757	10.8%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	First lien senior secured loan	12.13% (S + 6.50%)	11/3/2027	1,678	1,628	1,661	1.0%
	First lien senior secured delayed draw loan	12.13% (S + 6.50%)	11/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	12.13% (S + 6.50%)	11/3/2027	-	-	-	0.0%
				1,678	1,628	1,661	1.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Insurance
Allcat Claims Service, LLC	First lien senior secured loan	11.51% (S + 6.00%)	7/7/2027	663	652	663	0.4%
	First lien senior secured delayed draw loan	11.52% (S + 6.00%)	7/7/2027	1,857	1,822	1,857	1.1%
	First lien senior secured revolving loan	11.52% (S + 6.00%)	7/7/2027	-	-	-	0.0%
				2,520	2,474	2,520	1.5%
IT services
Domain Information Services Inc. (Integris)	First lien senior secured loan	11.40% (S + 6.00%)	9/30/2025	4,967	4,880	4,967	3.0%
Improving Acquisition LLC	First lien senior secured loan	12.15% (S + 6.50%)	7/26/2027	4,600	4,518	4,577	2.8%
	First lien senior secured revolving loan	12.15% (S + 6.50%)	7/26/2027	-	-	-	0.0%
				9,567	9,398	9,544	5.8%
Leisure products
BCI Burke Holding Corp.	First lien senior secured loan	11.15% (S + 5.50%)	12/14/2027	2,069	2,047	2,100	1.3%
	First lien senior secured delayed draw loan	11.15% (S + 5.50%)	12/14/2027	78	74	79	0.0%
	First lien senior secured revolving loan	11.15% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	First lien senior secured loan	12.32% (S + 6.75%)	11/30/2026	3,031	2,962	3,031	1.8%
MacNeill Pride Group	First lien senior secured delayed draw loan	11.90% (S + 6.25%)	4/22/2026	984	963	971	0.6%
	First lien senior secured revolving loan	11.90% (S + 6.25%)	4/22/2026	-	-	-	0.0%
				6,162	6,046	6,181	3.7%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	11.65% (S + 6.00%)	3/6/2027	922	915	922	0.6%
PVI Holdings, Inc	First lien senior secured loan	12.08% (S + 6.67%)	1/18/2028	2,053	2,027	2,053	1.2%
				2,975	2,942	2,975	1.8%
Professional services
DISA Holdings Corp. (DISA)	First lien senior secured delayed draw loan	10.83% (S + 5.50%)	9/9/2028	426	402	426	0.3%
	First lien senior secured revolving loan	10.83% (S + 5.50%)	9/9/2028	43	35	43	0.0%
	First lien senior secured loan	10.83% (S + 5.50%)	9/9/2028	3,403	3,315	3,403	2.1%
Universal Marine Medical Supply International, LLC (Unimed)	First lien senior secured loan	12.55% (S + 7.00%)	12/5/2027	3,998	3,913	3,998	2.4%
	First lien senior secured revolving loan	12.56% (S + 7.00%)	12/5/2027	735	720	735	0.4%
				8,605	8,385	8,605	5.2%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	11.75% (S + 6.25%)	7/22/2027	2,975	2,873	2,960	1.8%
				2,975	2,873	2,960	1.8%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured loan	12.04% (S + 6.50%)	7/20/2027	2,562	2,517	2,562	1.6%
	First lien senior secured revolving loan	12.04% (S + 6.50%)	7/20/2027	172	167	172	0.1%
				2,734	2,684	2,734	1.7%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	12.49% (S + 7.00%)	6/29/2028	4,975	4,865	4,975	3.0%
CGI Automated Manufacturing, LLC	First lien senior secured loan	12.65% (S + 7.00%)	12/17/2026	1,489	1,450	1,474	0.9%
	First lien senior secured delayed draw loan	12.65% (S + 7.00%)	12/17/2026	1,243	1,211	1,231	0.8%
	First lien senior secured revolving loan	12.65% (S + 7.00%)	12/17/2026	64	60	64	0.0%
Engineered Fastener Company, LLC (EFC International)	First lien senior secured loan	12.04% (S + 6.50%)	11/1/2027	6,965	6,813	6,965	4.2%
Genuine Cable Group, LLC	First lien senior secured loan	10.92% (S + 5.50%)	11/1/2026	6,945	6,759	6,928	4.2%
I.D. Images Acquisition, LLC	First lien senior secured loan	11.79% (S + 6.25%)	7/30/2026	666	658	666	0.4%
	First lien senior secured loan	11.67% (S + 6.25%)	7/30/2026	2,949	2,905	2,949	1.8%
Krayden Holdings, Inc.	First lien senior secured delayed draw loan	11.24% (S + 5.75%)	3/1/2025	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.24% (S + 5.75%)	3/1/2025	-	-	-	0.0%
	First lien senior secured revolving loan	11.24% (S + 5.75%)	3/1/2029	-	-	-	0.0%
	First lien senior secured loan	11.24% (S + 5.75%)	3/1/2029	3,172	3,034	3,187	2.0%
				28,468	27,755	28,439	17.3%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured delayed draw loan	11.55% (S + 6.00%)	8/10/2027	668	659	651	0.4%
	First lien senior secured delayed draw loan	11.53% (S + 6.00%)	8/10/2027	2,306	2,275	2,249	1.4%
	First lien senior secured loan	11.53% (S + 6.00%)	8/10/2027	665	650	649	0.4%
				3,639	3,584	3,549	2.2%
Total Private Credit Debt Investments				146,023	142,972	145,692	88.5%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 5.22% (7)	20,409	20,409	20,409	12.4%
Total Short-Term Investments	20,409	20,409	20,409	12.4%

Total Investments		$163,381	$166,101	100.9%

Liabilities in Excess of Other Assets			(1,423)	(0.9)%
Net Assets			$164,678	100.0%

(1)

As of September 30, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of September 30, 2023, the tax cost of the Company’s investments approximates their amortized cost.

(4)

Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(5)

Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940.  The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, 2.7% of the Company’s total assets were in non-qualifying investments.

(6)	The Company may be entitled to receive additional interest as a result of an arrangement with other lendersin the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last out” portion with respect to payments of principal and interest.

(7)	The indicated rate is the yield as of September 30, 2023.

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Debt Investments
Private Credit Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC) (5)	First lien senior secured revolving loan	11.10% (S + 6.50%)	12/5/2028	-	$-	$-	0.0%
	First lien senior secured loan	11.10% (S + 6.50%)	12/5/2028	4,601	4,477	4,601	4.3%
Precinmac (US) Holdings, Inc.	First lien senior secured loan	10.42% (S + 6.00%)	8/31/2027	284	278	280	0.3%
				4,885	4,755	4,881	4.6%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	10.84% (S + 6.00%)	2/29/2024	216	187	212	0.2%
				216	187	212	0.2%
Auto components
Vehicle Accessories, Inc.	First lien senior secured loan	10.34% (S + 5.50%)	11/30/2026	1,714	1,689	1,701	1.6%
				1,714	1,689	1,701	1.6%
Biotechnology
Alcami Corporation (Alcami)	First lien senior secured delayed draw loan	11.42% (S + 7.00%)	6/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.42% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured loan	11.42% (S + 7.00%)	12/21/2028	4,110	3,935	4,069	3.8%
				4,110	3,935	4,069	3.8%
Building products
BCI Burke Holding Corp.	First lien senior secured delayed draw loan	9.70% (L + 5.50%)	12/14/2027	85	82	85	0.1%
	First lien senior secured loan	10.23% (L + 5.50%)	12/14/2027	2,186	2,155	2,197	2.1%
	First lien senior secured revolving loan	9.70% (L + 5.50%)	6/14/2027	-	-	-	0.0%
				2,271	2,237	2,282	2.2%
Chemicals
Schrieve Chemical Company, LLC	First lien senior secured loan	10.33% (L + 6.00%)	12/2/2024	256	251	256	0.2%
				256	251	256	0.2%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Commercial services & supplies
Allentown, LLC	First lien senior secured delayed draw loan	10.42% (S + 6.00%)	10/22/2023	-	-	-	0.0%
	First lien senior secured revolving loan	12.50% (P + 5.00%)	4/22/2027	106	102	103	0.1%
	First lien senior secured loan	10.42% (S + 6.00%)	4/22/2027	2,276	2,256	2,214	2.1%
American Equipment Holdings LLC	First lien secured delayed draw loan	10.88% (S + 6.00%)	11/5/2026	-	(61)	-	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured revolving loan	10.67% (S + 6.25%)	2/1/2027	91	87	90	0.1%
	First lien senior secured loan	10.21% (S + 6.50%)	2/1/2027	2,000	1,952	1,975	1.9%
	First lien senior secured loan	10.49% (S + 6.25%)	2/1/2027	2,729	2,683	2,695	2.5%
				7,202	7,019	7,077	6.7%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	10.89% (S + 6.75%)	11/5/2025	2,993	2,949	2,993	2.8%
FCA, LLC (FCA Packaging)	First lien senior secured revolving loan	9.46% (S + 6.50%)	7/18/2028	-	-	-	0.0%
	First lien senior secured loan	9.46% (S + 6.50%)	7/18/2028	2,520	2,479	2,545	2.4%
				5,513	5,428	5,538	5.2%
Diversified telecommunication services
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	First lien senior secured loan	8.70% (L + 5.00%)	10/29/2027	932	917	918	0.8%
	First lien senior secured loan	9.58% (S + 5.00%)	10/29/2027	839	825	827	0.8%
				1,771	1,742	1,745	1.6%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	10.49% (S + 6.00%)	10/30/2025	1,472	1,448	1,461	1.4%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Food products
BR PJK Produce, LLC (Keany)	First lien senior secured loan	10.47% (S + 6.25%)	11/14/2027	4,772	4,649	4,772	4.5%
	First lien senior secured delayed draw loan	10.47% (S + 6.25%)	5/14/2024	-	-	-	0.0%
Gulf Pacific Holdings, LLC	First lien senior secured delayed draw loan	10.73% (S + 6.00%)	9/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	10.42% (S + 6.00%)	9/30/2028	128	119	128	0.1%
	First lien senior secured loan	10.73% (S + 6.00%)	9/30/2028	1,747	1,706	1,747	1.7%
IF&P Foods, LLC (FreshEdge) (6)	First lien senior secured delayed draw loan	8.91% (S + 5.25%)	10/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	8.91% (S + 5.25%)	10/3/2028	195	184	195	0.2%
	First lien senior secured loan	8.91% (S + 5.25%)	10/3/2028	3,931	3,822	3,931	3.7%
Siegel Egg Co., LLC	First lien senior secured revolving loan	9.25% (L + 5.50%)	12/29/2026	306	298	304	0.3%
	First lien senior secured loan	9.25% (L + 5.50%)	12/29/2026	2,484	2,445	2,471	2.3%
				13,563	13,223	13,548	12.8%
Health care providers & services
Brightview, LLC	First lien senior secured delayed draw loan	10.14% (L + 5.75%)	12/14/2026	292	289	290	0.3%
	First lien senior secured revolving loan	10.13% (L + 5.75%)	12/14/2026	-	-	-	0.0%
	First lien senior secured loan	10.13% (L + 5.75%)	12/14/2026	2,190	2,176	2,168	2.0%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	10.94% (S + 6.50%)	8/20/2026	1,970	1,942	1,970	1.9%
	First lien senior secured loan	10.94% (S + 6.50%)	8/20/2026	1,012	992	1,012	0.9%
Light Wave Dental Management LLC	First lien senior secured delayed draw loan	11.32% (S + 6.50%)	12/31/2023	956	944	956	0.9%
	First lien senior secured revolving loan	11.32% (S + 6.50%)	12/31/2023	56	55	56	0.0%
	First lien senior secured loan	11.32% (S + 6.50%)	12/31/2023	1,294	1,285	1,294	1.2%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	10.03% (L + 5.25%)	10/24/2025	2,978	2,924	2,978	2.8%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	9.93% (S + 6.00%)	12/30/2026	1,336	1,314	1,336	1.3%
	First lien senior secured loan	9.93% (S + 6.00%)	12/30/2026	1,434	1,407	1,434	1.4%
	First lien senior secured revolving loan	9.93% (S + 6.00%)	12/30/2026	-	-	-	0.0%
				13,518	13,328	13,494	12.7%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare)	First lien senior secured delayed draw loan	10.90% (S + 6.50%)	11/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	10.90% (S + 6.50%)	11/3/2027	-	-	-	0.0%
	First lien senior secured loan	10.90% (S + 6.50%)	11/3/2027	1,691	1,629	1,691	1.6%
				1,691	1,629	1,691	1.6%
Insurance
Allcat Claims Service, LLC	First lien senior secured delayed draw loan	10.24% (S + 6.00%)	7/7/2027	462	439	462	0.5%
	First lien senior secured revolving loan	10.33% (S + 6.00%)	7/7/2027	142	136	142	0.1%
	First lien senior secured loan	10.41% (S + 6.00%)	7/7/2027	668	655	668	0.6%
				1,272	1,230	1,272	1.2%
IT services
Domain Information Services Inc. (Integris)	First lien senior secured loan	10.63% (S + 6.25%)	9/30/2025	5,000	4,879	5,000	4.7%
Improving Acquisition LLC	First lien senior secured revolving loan	10.24% (S + 6.00%)	7/26/2027	-	-	-	0.0%
	First lien senior secured loan	10.24% (S + 6.00%)	7/26/2027	4,635	4,538	4,635	4.4%
				9,635	9,417	9,635	9.1%
Leisure products
MacNeill Pride Group	First lien senior secured delayed draw loan	11.09% (S + 6.25%)	4/22/2026	1,233	1,210	1,202	1.2%
	First lien senior secured revolving loan	11.09% (S + 6.25%)	4/22/2026	130	126	127	0.1%
				1,363	1,336	1,329	1.3%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	11.09% (S + 6.25%)	3/6/2027	968	959	968	0.9%
PVI Holdings, Inc	First lien senior secured loan	10.12% (S + 6.38%)	7/18/2027	2,068	2,037	2,068	2.0%
				3,036	2,996	3,036	2.9%
Professional services
DISA Holdings Corp. (DISA)	First lien senior secured delayed draw loan	9.73% (S + 5.50%)	9/9/2028	374	349	372	0.4%
	First lien senior secured revolving loan	9.82% (S + 5.50%)	9/9/2028	9	-	9	0.0%
	First lien senior secured loan	9.72% (S + 5.50%)	9/9/2028	3,429	3,328	3,412	3.2%
Universal Marine Medical Supply International, LLC (Unimed)	First lien senior secured revolving loan	12.14% (S + 7.50%)	12/5/2027	147	129	147	0.1%
	First lien senior secured loan	12.10% (S + 7.50%)	12/5/2027	4,265	4,160	4,265	4.0%
				8,224	7,966	8,205	7.7%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	10.44% (S + 6.25%)	7/22/2027	2,997	2,878	2,997	2.8%
				2,997	2,878	2,997	2.8%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured revolving loan	11.91% (S + 7.25%)	7/20/2027	162	154	162	0.2%
	First lien senior secured loan	11.98% (S + 7.25%)	7/20/2027	2,582	2,527	2,582	2.4%
				2,744	2,681	2,744	2.6%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	11.66% (S + 7.00%)	6/29/2028	5,000	4,875	5,000	4.7%
CGI Automated Manufacturing, LLC	First lien senior secured revolving loan	11.34% (S + 6.50%)	12/17/2026	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.34% (S + 6.50%)	12/17/2026	1,267	1,222	1,267	1.2%
	First lien senior secured loan	11.34% (S + 6.50%)	12/17/2026	1,517	1,476	1,517	1.4%
Genuine Cable Group, LLC	First lien senior secured loan	10.17% (S + 5.75%)	11/1/2026	4,988	4,824	4,925	4.7%
I.D. Images Acquisition, LLC	First lien senior secured loan	10.67% (S + 6.25%)	7/30/2026	3,085	3,026	3,085	2.9%
	First lien senior secured loan	10.98% (S + 6.25%)	7/30/2026	696	686	696	0.7%
				16,553	16,109	16,490	15.6%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2022

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured loan	9.93% (S + 5.50%)	8/10/2027	670	651	667	0.6%
	First lien senior secured delayed draw loan	9.93% (S + 5.50%)	8/10/2027	2,997	2,948	2,982	2.8%
				3,667	3,599	3,649	3.4%
Total Private Credit Investments				107,673	105,083	107,312	101.2%

Total Debt Investments				107,673	105,083	107,312	101.2%

Total Investments					$105,083	$107,312	101.2%

Liabilities in Excess of Other Assets						(1,404)	(1.2)%
Net Assets						$105,908	100.0%

(1)	As of December 31, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of December 31, 2022, the tax cost of the Company’s investments approximates their amortized cost.

(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, 4.2% of the Company’s total assets were in non-qualifying investments.

(6)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

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

As of September 30, 2023, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock.

KA Credit Advisors II, LLC (the “Advisor”) is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. ( “Kayne Anderson”), a prominent alternative investment management firm. The Advisor and Kayne Anderson are registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent (including the Board’s chairperson).

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies.

The Company conducts private offerings of its Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of its common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. The Company commenced its loan origination and investment activities on December 16, 2021 contemporaneously with the initial drawdown from investors in the private offering.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. As of September 30, 2023, KDL Corp, LLC held no investments.

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

D. Cash and Cash Equivalents—cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts. Cash equivalents, which are the Company’s investments in money market fund accounts, are presented on the Company’s consolidated schedule of investments, and within investments on the Company’s consolidated statement of assets and liabilities.

E. Investment Valuation, Fair Value—the Company conducts the valuation of its investments consistent with GAAP and the 1940 Act. The Company’s investments will be valued no less frequently than quarterly, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, Fair Value Measurement and Disclosures (“ASC 820”).

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors has designated the Advisor as the “valuation designee” to perform fair value determinations of the Company’s portfolio holdings, subject to oversight by and periodic reporting to the Board. The valuation designee performs fair valuation of the Company’s portfolio holdings in accordance with the Advisor’s Valuation Program, as approved by the Board.

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of September 30, 2023 and December 31, 2022, the Company did not have any investments in portfolio companies on non-accrual status.

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

I. Organizational Costs—organizational expenses include costs and expenses relating to the formation and organization of the Company. The Company has reimbursed the Advisor for these costs which were expensed as incurred.

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

For the three months ended September 30, 2023 and 2022, the Company incurred management fees of $270 and $90, respectively.

For the nine months ended September 30, 2023 and 2022, the Company incurred management fees of $745 and $181, respectively.

C. Other – Kayne Anderson, an affiliate of the Advisor, made an equity contribution of $500 during the nine months ended September 30, 2023.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$142,972	$145,692	$105,083	$107,312
Short-term investments	20,409	20,409	-	-
Total Investments	$163,381	$166,101	$105,083	$107,312

As of September 30, 2023 and December 31, 2022, $4,589 and $4,601, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022

Trading companies & distributors	19.5%	15.4%
Food products	13.4%	12.6%
Health care providers & services	12.2%	12.6%
Commercial services & supplies	10.1%	6.6%
IT services	6.6%	9.0%
Professional services	5.9%	7.6%
Leisure products	4.3%	1.2%
Containers & packaging	3.4%	5.2%
Aerospace & defense	3.3%	4.5%
Biotechnology	2.9%	3.8%
Wireless telecommunication services	2.5%	3.4%
Chemicals	2.1%	0.2%
Capital Markets	2.1%	-%
Machinery	2.0%	2.8%
Software	2.0%	2.8%
Textiles, apparel & luxury goods	1.9%	2.6%
Automobile components	1.8%	1.6%
Insurance	1.7%	1.2%
Diversified telecommunication services	1.2%	1.6%
Health care equipment & supplies	1.1%	1.6%
Electronic equipment, instruments & components	-%	1.4%
Building products	-%	2.1%
Asset management & custody banks	-%	0.2%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of September 30, 2023 and December 31, 2022. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$145,692	$145,692
Short-term investments	20,409	-	-	20,409
Total Investments	$20,409	$-	$145,692	$166,101

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$107,312	$107,312
Short-term investments	-	-	-	-
Total Investments	$-	$-	$107,312	$107,312

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2023 and 2022, respectively.

First-lien
senior secured
For the three months ended September 30, 2023	debt investments
Fair value, beginning of period	$140,544
Purchases of investments, including PIK, if any	7,594
Proceeds from sales of investments and principal repayments	(2,811)
Net change in unrealized gain (loss)	120
Net realized gain (loss)	-
Net accretion of discount on investments	245
Transfers into (out of) Level 3	-
Fair value, end of period	$145,692

First-lien
senior secured
For the three months ended September 30, 2022	debt investments
Fair value, beginning of period	$36,904
Purchases of investments, including PIK, if any	22,021
Proceeds from principal payments and sales of investments	(1,281)
Net change in unrealized gain (loss)	464
Net accretion of discount on investments	53
Transfers into (out of) Level 3	-
Fair value, end of period	$58,161

First-lien
senior secured
For the nine months ended September 30, 2023	debt investments
Fair value, beginning of period	$107,312
Purchases of investments, including PIK, if any	44,326
Proceeds from sales of investments and principal repayments	(7,085)
Net change in unrealized gain (loss)	491
Net realized gain (loss)	-
Net accretion of discount on investments	648
Transfers into (out of) Level 3	-
Fair value, end of period	$145,692

First-lien
senior secured
For the nine months ended September 30, 2022	debt investments
Fair value, beginning of period	$11,761
Purchases of investments, including PIK, if any	47,057
Proceeds from principal payments and sales of investments	(1,683)
Net change in unrealized gain (loss)	912
Net accretion of discount on investments	114
Transfers into (out of) Level 3	-
Fair value, end of period	$58,161

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of September 30, 2023
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$145,692	Discounted cash flow analysis	Discount rate	9.4% - 15.0%	10.8%

	As of December 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$107,312	Discounted cash flow analysis	Discount rate	8.7% - 15.0%	9.8%

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Debt obligations consisted of the following as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$750	$24,250
Total debt	$25,000	$750	$24,250

(1)	The amounts available reflect any limitations related to the Subscription Credit Facility’s borrowing base as of September 30, 2023 and December 31, 2022, respectively.

For the nine months ended September 30, 2023, the weighted average interest rate of borrowings outstanding was 6.7%.  As of September 30, 2023, the Company did not have any amounts outstanding under the Subscription Credit Facility. For the nine months ended September 30, 2022, the Company had $5,000 borrowed under its Subscription Credit Facility on each day from March 23, 2022 to April 5, 2022 at an interest rate of 2.29% and $10,000 borrowed under its Subscription Credit Facility on each day from September 29, 2022 to September 30, 2022 at an interest rate of 5.04%.  The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the nine months ended September 30, 2023 and 2022, respectively.

	For the nine months ended September 30, 2023
	Offering price per	Common stock shares	Aggregate offering
Common stock issue date	share	issued	amount
February 28, 2023	$5,236	4,775	$25,000
August 10, 2023	$5,237	4,774	25,000
Total common stock issued		9,549	$50,000

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

As of September 30, 2023, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $200,535 of undrawn commitments at September 30, 2023.

	For the nine months ended September 30, 2022
	Offering price per	Common stock	Aggregate offering
Common stock issue date	share	shares issued	amount
June 29, 2022	$5,011	1,996	$10,000
Total common stock issued		1,996	$10,000

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the nine months ended September 30, 2023 and 2022, respectively. See Note 11 – Subsequent Events.

	For the nine months ended September 30, 2023
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share

March 7, 2023	March 31, 2023	April 14, 2023	$115.00
May 10, 2023	June 30, 2023	July 14, 2023	136.00
August 10, 2023	September 29, 2023	October 13, 2023	131.00
			$382.00

	For the nine months ended September 30, 2022
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
April 19, 2022	April 20, 2022	July 27, 2022	$6.80
July 19, 2022	July 20, 2022	July 27, 2022	29.00
			$35.80

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the nine months ended September 30, 2023 and 2022, respectively. See Note 11 – Subsequent Events.

	For the nine months ended September 30, 2023
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2022	January 13, 2023	340	$1,750
March 31, 2023	April 14, 2023	564	2,923
June 30, 2023	July 14, 2023	681	3,533
		1,585	$8,206

	For the nine months ended September 30, 2022
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
April 20, 2022	July 27, 2022	12	$58
July 20, 2022	July 27, 2022	60	304
		72	$362

For the dividend declared on August 10, 2023 and paid on October 13, 2023, there were 791 shares issued with a DRIP value of $4,112. These shares are excluded from the table above, as the DRIP shares were issued after September 30, 2023.

Note 8. Commitments and Contingencies

The Company had an aggregate of $14,026 and $21,148, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2023 and December 31, 2022. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

A summary of the composition of the unfunded commitments as of September 30, 2023 and December 31, 2022 is shown in the table below.

	As of	As of
	September 30, 2023	December 31, 2022
Alcami Corporation (Alcami)	$890	$890
Allcat Claims Service, LLC	460	1,723
Allentown, LLC	136	606
American Equipment Holdings LLC	-	5,000
American Soccer Company, Incorporated (SCORE)	233	243
Atria Wealth Solutions, Inc.	-	2,784
Basel U.S. Acquisition Co., Inc. (IAC)	399	399
BCI Burke Holding Corp.	618	618
BLP Buyer, Inc. (Bishop Lifting Products)	59	159
BR PJK Produce, LLC (Keany)	228	228
Brightview, LLC	450	489
CGI Automated Manufacturing, LLC	96	160
City Line Distributors, LLC	1,104	-
DISA Holdings Corp. (DISA)	1,101	1,189
FCA, LLC (FCA Packaging)	288	288
Gulf Pacific Holdings, LLC	1,101	1,120
IF&P Foods, LLC (FreshEdge)	234	874
Improving Acquisition LLC	328	354
Krayden Holdings, Inc.	1,813	-
Light Wave Dental Management LLC	392	677
LSL Industries, LLC (LSL Healthcare)	1,305	1,305
MacNeill Pride Group	1,184	1,055
SGA Dental Partners Holdings, LLC	166	207
Siegel Egg Co., LLC	85	192
Universal Marine Medical Supply International, LLC (Unimed)	-	588
Worldwide Produce Acquisition, LLC	1,356	-
Total unfunded commitments	$14,026	$21,148

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023 and December 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2023 and 2022, respectively.

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net increase (decrease) in net assets resulting from operations	$4,283	$1,200	$11,234	$1,954
Weighted average shares of common stock outstanding - basic and diluted	29,515	10,647	26,096	9,305
Earnings (loss) per share of common stock - basic and diluted	$145	$113	$430	$210

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022, respectively.

	For the nine months ended September 30,
Per Common Share Operating Performance (1)	2023 (amounts in thousands, except share and per share amounts)	2022 (amounts in thousands, except share and per share amounts)
Net Asset Value, Beginning of Period	$5,153	$4,986

Results of Operations:
Net Investment Income	412	112
Net Realized and Unrealized Gain (Loss) on Investments(2)	14	78
Net Increase (Decrease) in Net Assets Resulting from Operations	426	190

Distributions to Common Stockholders
Distributions from Net Investment Income	(382)	(36)
Net Decrease in Net Assets Resulting from Distributions	(382)	(36)

Net Asset Value, End of Period	$5,197	$5,140

Shares Outstanding, End of Period	31,687	10,668

Ratio/Supplemental Data
Net assets, end of period	$164,678	$54,829
Weighted-average shares outstanding	26,096	9,305
Total Return(3)	8.5%	3.8%
Portfolio turnover	5.4%	5.1%
Ratio of operating expenses to average net assets	1.6%	2.9%
Ratio of net investment income (loss) to average net assets	10.6%	2.9%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

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

On October 13, 2023, the Company paid a distribution of $131 per share to each common stockholder of record as of September 29, 2023. The total distribution was $4,151 and $4,112 was reinvested into the Company through the purchase of 791 shares of common stock.

On November 9, 2023, the Board elected Frank P. Karl as Senior Vice President.

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

Overview and Investment Framework

Kayne DL 2021, Inc. was formed as a Delaware corporation to make investments in middle-market companies and commenced operations on December 16, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

We are managed by KA Credit Advisors II, LLC (the “Advisor”), an affiliate of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. The Advisor and Kayne Anderson are registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of our investments and monitoring our investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent (including the Board’s chairperson).

Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies. We define “middle-market companies” as private U.S. middle-market companies that, in general, generate between $10 million and $150 million of annual earnings before interest, taxes, depreciation and amortization, or EBITDA. Further, we refer to companies that generate between $10 million and $50 million of annual EBITDA as “core middle-market companies” and companies that generate between $50 million and $150 million of annual EBITDA as “upper middle-market companies.”

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to privately held middle market companies. We expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings) to be invested in first lien senior secured, unitranche and split-lien loans. The remaining 10% of our portfolio may be invested in equity securities (including those purchased in conjunction with other credit investments) and other opportunistic credit investments, including junior debt and other higher yielding investments. Most of these investments (i) will be made in core middle market companies, with the remainder in upper middle market companies and (ii) will generally have stated maturities of no more than six years.

We execute on our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit platform and investment and management team (“KAPC” or “Kayne Anderson Private Credit”), which includes an extensive network of private equity firms, other middle market lenders, financial advisors and intermediaries, and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s time-tested underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

We believe our Advisor’s disciplined approach to origination, credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving investor capital. At a high-level, our Advisor adheres to a strategy it refers to as a “value lending philosophy”, which is comprised of several distinct areas of focus. This philosophy includes an explicit focus on underwriting investments in “evolutionary” not “revolutionary” markets. We tend to avoid high-growth markets as that growth profile attracts substantial capital formation and, in turn, new competition, leading to the potential for longer-term uncertainty and industry upheaval. As such, we tend to invest in markets where the winners and losers have been more-or-less decided and where we can underwrite sustainable, predictable and leverageable cashflows for the long term.

Our portfolio is currently comprised of a broad mix of loans, with diversity among investment size, industry focus and geography. Our Advisor’s team of professionals conducts due diligence on prospective investments during the underwriting process and is involved in structuring the loan’s credit terms of substantially all of our investments. Once an investment has been made, our Advisor closely monitors portfolio investments and takes a proactive approach identifying and addressing sector or company specific risks. Our Advisor maintains a regular dialogue with portfolio company management teams (as well as their financial sponsors, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities.

Recent Developments

On October 13, 2023, we paid a distribution of $131 per share to each common stockholder of record as of September 29, 2023. The total distribution was $4.15 million and $4.11 million was reinvested into the Company through the purchase of 791 shares of common stock.

On November 9, 2023, the Board elected Frank P. Karl as Senior Vice President.

Portfolio and Investment Activity

September 30, 2023

As of September 30, 2023, we had investments in 44 portfolio companies with an aggregate fair value of approximately $145.7 million, and unfunded commitments to these portfolio companies of $14.0 million, and our portfolio consisted of 100% first lien senior secured loans.

As of September 30, 2023, our weighted average yield of debt and income producing securities at fair value and amortized cost was 12.4% and 12.7%, respectively, and 100% of our debt investments at fair value were at floating rates.

As of September 30, 2023, our portfolio was invested across 20 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2023 were Trading Companies & Distributors; Food Products, Health Care Providers & Services and Commercial Services & Supplies, which represented, as a percentage of our portfolio of long-term investments, 19.5%, 13.4%, 12.2% and 10.1%, respectively, based on fair value.

As of September 30, 2023, our average position sized based on commitment (at the portfolio company level) was $3.6 million, and the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies was $51.4 million and $46.9 million, respectively, based on fair value.

As of September 30, 2023, the weighted average loan-to-value (“LTV”) of our debt investments at the time of our initial investment was 42.2%, based on fair value. LTV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower. Given the senior secured status of nearly all of our investments, the difference between 100% and the LTV of our investment represents the percentage that our estimate of the enterprise value of the underlying borrower would need to degrade prior to a loss on our position.

As of September 30, 2023, none of our debt investments in portfolio companies were on non-accrual.

As of September 30, 2023, 100% of our debt investments included financial maintenance covenants.

September 30, 2022

As of September 30, 2022, we had investments in 28 portfolio companies with an aggregate fair value of approximately $58.2 million, and unfunded commitments to these portfolio companies of $13.6 million, and our portfolio consisted of 100% first lien senior secured loans.

As of September 30, 2022, our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.9% and 10.1%, respectively, and 100% of our debt investments at fair value were at floating rates.

As of September 30, 2022, our portfolio was invested across 19 different industries (GICS, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2022 were Health Care Providers & Services; Trading Companies & Distributors; Commercial Services & Supplies and Food Products, which represented, as a percentage of our portfolio of long-term investments, 22.7%, 14.6%, 8.9% and 7.7%, respectively, based on fair value.

As of September 30, 2022, our average position sized based on commitment (at the portfolio company level) was $2.6 million, and the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies was $47.0 million and $36.2 million, respectively, based on fair value.

As of September 30, 2022, the weighted average loan-to-value (“LTV”) of our debt investments at the time of our initial investment was 45.0%, based on fair value. LTV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower. Given the senior secured status of nearly all of our investments, the difference between 100% and the LTV of our investment represents the percentage that our estimate of the enterprise value of the underlying borrower would need to degrade prior to a loss on our position.

As of September 30, 2022, none of our debt investments in portfolio companies were on non-accrual.

As of September 30, 2022, 100% of our debt investments included financial maintenance covenants.

Our investment activity for the three months ended September 30, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended September 30,
	2023 ($ in millions)	2022 ($ in millions)

New investments:
Gross new investments commitments	$5.0	$24.5
Less: investment commitments sold down, exited or repaid(1)	(2.4)	(1.2)
Net investment commitments	2.6	23.3

Principal amount of investments funded:
Private credit investments	$7.7	$22.8
Liquid credit investments	-	-
Total principal amount of investments funded	7.7	22.8

Principal amount of investments sold / repaid:
Private credit investments	(2.8)	(1.4)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(2.8)	(1.4)

Number of new investment commitments	4	14
Average new investment commitment amount	$1.2	$1.8
Weighted average maturity for new investment commitments(2)	3.7 years	4.8 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	11.4%	9.6%
Weighted average spread over SOFR of new floating rate investment commitments	5.8%	6.2%
Weighted average interest rate on investment sold or paid down(4)	11.6%	9.6%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at September 30, 2023 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(4)	Based on the underlying rate if still held at September 30, 2023. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies.

The table below describes long-term investments by industry composition based on fair value as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022

Trading companies & distributors	19.5%	15.4%
Food products	13.4%	12.6%
Health care providers & services	12.2%	12.6%
Commercial services & supplies	10.1%	6.6%
IT services	6.6%	9.0%
Professional services	5.9%	7.6%
Leisure products	4.3%	1.2%
Containers & packaging	3.4%	5.2%
Aerospace & defense	3.3%	4.5%
Biotechnology	2.9%	3.8%
Wireless telecommunication services	2.5%	3.4%
Chemicals	2.1%	0.2%
Capital Markets	2.1%	-%
Machinery	2.0%	2.8%
Software	2.0%	2.8%
Textiles, apparel & luxury goods	1.9%	2.6%
Automobile components	1.8%	1.6%
Insurance	1.7%	1.2%
Diversified telecommunication services	1.2%	1.6%
Health care equipment & supplies	1.1%	1.6%
Electronic equipment, instruments & components	-%	1.4%
Building products	-%	2.1%
Asset management & custody banks	-%	0.2%
	100.0%	100.0%

Results of Operations

Investment Income

For the three and nine months ended September 30, 2023 and 2022, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of September 30, 2023 or 2022.

The following table represents the operating results for the three and nine months ended September 30, 2023 and 2022.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$4.71	$1.12	$12.33	$2.08
Less: Net expenses	(0.55)	(0.39)	(1.58)	(1.04)
Net investment income	4.16	0.73	10.75	1.04
Net realized gains (losses) on investments	-	(0.00)	-	(0.00)
Net change in unrealized gains (losses) on investments	0.12	0.47	0.49	0.91
Net increase (decrease) in net assets resulting from operations	$4.28	$1.20	$11.24	$1.95

Investment Income

Investment income for the three and nine months ended September 30, 2023 totaled $4.7 million and $12.3 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and nine months ended September 30, 2022 totaled $1.1 million and $2.1 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.04	$0.04	$0.18	$0.10
Management fees	0.27	0.09	0.74	0.18
Other operating expenses	0.20	0.19	0.55	0.57
Deferred offering costs	-	0.04	-	0.11
Directors fees	0.04	0.03	0.11	0.08
Total expenses	$0.55	$0.39	$1.58	$1.04

Total expenses for the three and nine months ended September 30, 2023 included zero of deferred offering costs, respectively. Total expenses for the three and nine months ended September 30, 2022 included $0.04 million and $0.11 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2023 and 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$0.42	$0.61	$1.24	$0.99
Unrealized (losses) on investments	(0.30)	(0.14)	(0.75)	(0.08)
Net change in unrealized gains (losses) on investments	$0.12	$0.47	$0.49	$0.91

For these three-month periods ended September 30, 2023 and 2022, the top five (if significant) largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the three months ended
September 30, 2023
($ in millions)
Portfolio Company
Genuine Cable Group, LLC	$0.15
City Line Distributors, LLC	0.07
BCDI Meteor Acquisition, LLC (Meteor)	0.05
BR PJK Produce, LLC (Keany)	0.04
BCI Burke Holding Corp.	0.03
Other portfolio companies unrealized gains	0.08
Other portfolio companies unrealized (losses)	(0.15)
Siegel Egg Co., LLC	(0.02)
Process Insights, Inc.	(0.02)
Brightview, LLC	(0.02)
Centerline Communications, LLC	(0.04)
IF&P Foods, LLC (FreshEdge)	(0.05)
Total Unrealized Appreciation (Depreciation), net	$0.12

For the three months ended
September 30, 2022
($ in millions)
Portfolio Company
Genuine Cable Group, LLC	$0.17
Improving Acquisition LLC	0.09
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.07
American Soccer Company, Incorporated (SCORE)	0.07
Gulf Pacific Holdings, LLC	0.05
Other portfolio companies unrealized gains	0.16
Other portfolio companies unrealized (losses)	(0.03)
Atria Wealth Solutions, Inc.	(0.01)
Light Wave Dental Management LLC	(0.01)
Corbett Technology Solutions, Inc.	(0.02)
Allentown, LLC	(0.07)
Total Unrealized Appreciation (Depreciation), net	$0.47

For these nine-month periods ended September 30, 2023 and 2022, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the nine months ended
September 30, 2023
($ in millions)
Portfolio Company
Light Wave Dental Management LLC	$0.17
Krayden Holdings, Inc.	0.15
Engineered Fastener Company, LLC (EFC International)	0.15
Worldwide Produce Acquisition, LLC	0.14
Alcami Corporation (Alcami)	0.10
Other portfolio companies unrealized gains	0.53
Other portfolio companies unrealized (losses)	(0.33)
Improving Acquisition LLC	(0.04)
CGI Automated Manufacturing, LLC	(0.04)
Centerline Communications, LLC	(0.08)
IF&P Foods, LLC (FreshEdge)	(0.11)
Siegel Egg Co., LLC	(0.15)
Total Unrealized Appreciation (Depreciation), net	$0.49

For the nine months ended
September 30, 2022
($ in millions)
Portfolio Company
Genuine Cable Group, LLC	$0.17
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.12
Improving Acquisition LLC	0.09
CGI Automated Manufacturing, LLC	0.09
American Soccer Company, Incorporated (SCORE)	0.07
Other portfolio companies unrealized gains	0.45
Other portfolio companies unrealized (losses)	(0.01)
Siegel Egg Co., LLC	(0.01)
Corbett Technology Solutions, Inc.	(0.01)
Brightview, LLC	(0.01)
Allentown, LLC	(0.04)
Total Unrealized Appreciation (Depreciation), net	$0.91

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our shares of common stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2023, we did not have any borrowings outstanding under our subscription credit facility. As of December 31, 2022, our asset coverage ratio was not meaningful, as we only had $0.7 million borrowed under our subscription credit facility.  We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

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

As of September 30, 2023, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $22.4 million. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of November 9, 2023, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $13.5 million.

Capital Contributions

During the nine months ended September 30, 2023, we issued and sold 9,549 shares of our common stock related to capital called at an aggregate purchase price of $50.0 million. During the nine months ended September 30, 2022, we issued and sold 1,996 shares of our common stock related to capital called at an aggregate purchase price of $10.0 million. As of November 9, 2023, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $200.5 million ($153.0 million or 43.3% funded).

Credit Facility

Subscription Credit Facility. As of September 30, 2023, we are party to a senior secured revolving credit facility (the “Subscription Credit Facility”) that has a total commitment of $25 million and a maturity date of February 22, 2024.  The Subscription Credit Facility permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 1.975% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of September 30, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had an aggregate $14.0 million and $21.1 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2023, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(2.9)	$-	$(2.9)
Down 100 basis points	$(1.5)	$-	$(1.5)
Up 100 basis points	$1.5	$-	$1.5
Up 200 basis points	$2.9	$-	$2.9

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the nine months ended September 30, 2023, we issued and sold 9,549 shares of common stock at an aggregate offering amount of approximately $50.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 28, 2023	$5,236	4,775	$25,000
August 10, 2023	$5,237	4,774	25,000
		9,549	$50,000

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

Kayne DL 2021, Inc.

Date: November 14, 2023

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 14, 2023

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 14, 2023

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)