Form 10-Q
period 2024-03-31
Kayne DL 2021, Inc.
filed 2024-05-15
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2024, the registrant had 41,933 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne DL 2021, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $195,072 and $174,235)	$199,194	$177,526
Short-term investments (amortized cost of $17,307 and $4,715)	17,307	4,715
Cash and cash equivalents	2,505	5,887
Receivable for principal payments on investments	39	13
Interest receivable	2,190	1,563
Prepaid expenses and other assets	81	115
Total Assets	$221,316	$189,819

Liabilities:
Subscription Credit Facility (Note 6)	$-	$-
Unamortized Subscription Credit Facility issuance costs	(70)	(11)
Distributions payable	5,560	4,659
Management fee payable	351	306
Accrued expenses and other liabilities	335	300
Accrued excise tax expense	-	14
Total Liabilities	$6,176	$5,268

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 40,886 and 35,293 as of March 31, 2024 and December 31, 2023, respectively, issued and outstanding	$-	$-
Additional paid-in capital	210,731	181,115
Total distributable earnings (deficit)	4,409	3,436
Total Net Assets	$215,140	$184,551
Total Liabilities and Net Assets	$221,316	$189,819
Net Asset Value Per Common Share	$5,262	$5,229

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Income:
Investment income from investments:
Interest income	$6,200	$3,499
Dividend income	138	-
Total Investment Income	6,338	3,499

Expenses:
Interest expense	46	111
Management fees	351	221
Professional fees	94	85
Directors fees	37	35
Other general and administrative expenses	108	101
Total Expenses	636	553
Net Investment Income (Loss)	5,702	2,946

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-
Total net realized gains (losses)	-	-
Net change in unrealized gains (losses):
Investments	831	488
Total net change in unrealized gains (losses)	831	488
Total realized and unrealized gains (losses)	831	488

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,533	$3,434

Per Common Share Data:

Basic and diluted net investment income per common share	$148	$131

Basic and diluted net increase in net assets resulting from operations	$170	$152
Weighted Average Common Shares Outstanding - Basic and Diluted	38,411	22,546

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$5,702	$2,946
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	831	488
Net Increase (Decrease) in Net Assets Resulting from Operations	6,533	3,434

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(5,560)	(2,952)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(5,560)	(2,952)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	25,000	25,000
Reinvestment of dividends	4,616	1,750
Net Increase in Net Assets Resulting from Capital Share Transactions	29,616	26,750
Total Increase (Decrease) in Net Assets	30,589	27,232
Net Assets, Beginning of Period	184,551	105,908
Net Assets, End of Period	$215,140	$133,140

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,533	$3,434
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	-
Net change in unrealized (gains)/losses on investments	(831)	(488)
Net accretion of discount on investments	(383)	(194)
Purchases of short-term investments, net	(12,592)	(2,938)
Purchases of portfolio investments	(27,404)	(24,044)
Proceeds from sales of investments and principal repayments	6,962	790
Paid-in-kind interest from portfolio investments	(12)	-
Amortization of deferred financing cost	20	40
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(627)	(229)
(Increase)/decrease in receivable for principal payments on investments	(26)	(2)
(Increase)/decrease in prepaid expenses and other assets	34	29
Increase/(decrease) in payable for investments purchased	-	(137)
Increase/(decrease) in management fees payable	45	65
Increase/(decrease) in excise tax payable	(14)	-
Increase/(decrease) in accrued other general and administrative expenses	35	(93)
Net cash used in operating activities	(28,260)	(23,767)
Cash Flows from Financing Activities:
Payments on subscription credit facility, net	-	(750)
Payments of debt issuance costs	(79)	(55)
Dividends paid in cash	(43)	(18)
Proceeds from issuance of common shares	25,000	25,000
Net cash provided by financing activities	24,878	24,177
Net increase (decrease) in cash and cash equivalents	(3,382)	410
Cash and cash equivalents, beginning of period	5,887	715
Cash and cash equivalents, end of period	$2,505	$1,125

Supplemental and Non-Cash Information:
Interest paid during the period	$27	$72
Non-cash financing activities not included herein consisted of reinvestment of dividends	$4,616	$1,750

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000’s)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(5)	First lien senior secured revolving loan	11.47% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.47% (S + 6.00%)	12/5/2028	4,543	4,442	4,611	2.1%
Precinmac (US) Holdings, Inc.		First lien senior secured loan	11.43% (S + 6.00%)	8/31/2027	281	276	279	0.1%
Vitesse Systems Parent, LLC		First lien senior secured loan	12.44% (S + 7.00%)	12/22/2028	5,942	5,800	5,942	2.8%
					10,766	10,518	10,832	5.0%
Automobile components
Speedstar Holding LLC		First lien senior secured delayed draw loan	12.74% (S + 7.25%)	1/22/2027	185	181	183	0.1%
		First lien senior secured loan	12.71% (S + 7.25%)	1/22/2027	788	770	784	0.4%
Vehicle Accessories, Inc.		First lien senior secured loan	10.94% (S + 5.50%)	11/30/2026	3,856	3,809	3,856	1.8%
		First lien senior secured loan	10.94% (S + 5.50%)	11/30/2026	50	48	50	0.0%
					4,879	4,808	4,873	2.3%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	12.47% (S + 7.00%)	12/21/2028	299	274	305	0.1%
		First lien senior secured revolving loan	12.47% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.49% (S + 7.00%)	12/21/2028	4,068	3,950	4,150	1.9%
					4,367	4,224	4,455	2.0%
Building Products
Ruff Roofers Buyer, LLC		First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	1,615	1,554	1,631	0.7%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/18/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029	-	-	-	0.0%
					1,615	1,554	1,631	0.7%

Capital markets
Atria Wealth Solutions, Inc.		First lien senior secured delayed draw loan	12.06% (S + 6.50%)	5/31/2024	2,983	2,980	2,983	1.4%

Chemicals
Shrieve Chemical Company, LLC		First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	3,595	3,578	3,595	1.7%
		First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	602	594	602	0.3%
					4,197	4,172	4,197	2.0%

Commercial services & supplies
Allentown, LLC		First lien senior secured loan	11.43% (S + 6.00%)	4/22/2027	2,248	2,234	2,259	1.0%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	4/22/2027	406	402	408	0.2%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	4/22/2027	-	-	-	0.0%
American Equipment Holdings LLC		First lien senior secured delayed draw loan	11.74% (S + 6.00%)	11/5/2026	4,957	4,878	4,957	2.3%
		First lien senior secured loan	11.59% (S + 6.00%)	11/5/2026	602	590	602	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	11.08% (S + 5.75%)	12/22/2029	4,933	4,839	4,983	2.3%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	12/22/2029	120	114	122	0.1%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	12/22/2029	52	38	52	0.0%
					13,318	13,095	13,383	6.2%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000’s)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	11.31% (S + 6.00%)	10/30/2028	5,431	5,284	5,431	2.5%
		First lien senior secured delayed draw loan	11.31% (S + 6.00%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	12.72% (S + 7.25%)	11/5/2025	2,854	2,830	2,832	1.3%
FCA, LLC (FCA Packaging)		First lien senior secured loan	11.59% (S + 6.50%)	7/18/2028	2,012	1,990	2,032	1.0%
		First lien senior secured revolving loan	14.00% (P + 5.50%)	7/18/2028	192	189	194	0.1%
Innopak Industries, Inc.		First lien senior secured loan	11.67% (S + 6.25%)	3/5/2027	5,613	5,499	5,613	2.6%
					16,102	15,792	16,102	7.5%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	10.95% (S + 5.50%)	1/31/2026	3,741	3,679	3,741	1.7%
Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	11.45% (S + 6.00%)	11/14/2027	4,712	4,626	4,747	2.2%
		First lien senior secured delayed draw loan	11.48% (S + 6.00%)	11/14/2027	481	462	484	0.2%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	11.00% (S + 5.75%)	2/26/2030	2,643	2,549	2,643	1.2%
		First lien senior secured delayed draw loan	11.00% (S + 5.75%)	2/26/2026	-	-	-	0.0%
		First lien senior secured revolving loan	11.00% (S + 5.75%)	2/26/2030	-	-	-	0.0%
Gulf Pacific Holdings, LLC		First lien senior secured loan	11.45% (S + 6.00%)	9/30/2028	1,725	1,699	1,717	0.8%
		First lien senior secured delayed draw loan	11.48% (S + 6.00%)	9/30/2028	145	139	145	0.1%
		First lien senior secured revolving loan	11.49% (S + 6.00%)	9/30/2028	231	223	230	0.1%
City Line Distributors, LLC		First lien senior secured loan	11.42% (S + 6.00%)	8/31/2028	1,869	1,827	1,888	0.9%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	8/31/2028	766	742	774	0.4%
		First lien senior secured revolving loan	11.42% (S + 6.00%)	8/31/2028	-	-	-	0.0%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.88% (S + 5.63%)	10/3/2028	3,882	3,806	3,834	1.8%
		First lien senior secured loan	11.26% (S + 6.00%)	10/3/2028	98	96	98	0.0%
		First lien senior secured delayed draw loan	10.88% (S + 5.63%)	10/3/2028	576	566	569	0.2%
		First lien senior secured revolving loan	10.91% (S + 5.63%)	10/3/2028	407	398	402	0.2%
J&K Ingredients, LLC		First lien senior secured loan	11.58% (S + 6.25%)	11/16/2028	2,918	2,850	2,933	1.4%
Siegel Egg Co., LLC		First lien senior secured loan	11.93% (S + 6.50%)	12/29/2026	2,310	2,286	2,160	1.0%
		First lien senior secured revolving loan	11.93% (S + 6.50%)	12/29/2026	412	408	386	0.2%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.56% (S + 6.25%)	1/18/2029	629	590	623	0.3%
		First lien senior secured delayed draw loan	11.56% (S + 6.25%)	1/18/2029	394	381	391	0.2%
		First lien senior secured revolving loan	11.56% (S + 6.25%)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.56% (S + 6.25%)	1/18/2029	2,853	2,781	2,824	1.3%
					27,051	26,429	26,848	12.5%
Health care providers & services
Brightview, LLC		First lien senior secured loan	11.44% (S + 6.00%)	12/14/2026	2,162	2,162	2,140	1.0%
		First lien senior secured delayed draw loan	11.44% (S + 6.00%)	12/14/2026	289	289	286	0.1%
		First lien senior secured revolving loan	11.44% (S + 6.00%)	12/14/2026	33	32	32	0.0%
Guardian Dentistry Partners		First lien senior secured loan	11.94% (S + 6.50%)	8/20/2026	1,000	986	1,000	0.5%
		First lien senior secured delayed draw loan	11.94% (S + 6.50%)	8/20/2026	1,946	1,927	1,946	0.9%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	11.69% (S + 6.25%)	12/28/2028	1,869	1,785	1,883	0.9%
Light Wave Dental Management LLC		First lien senior secured revolving loan	12.30% (S + 7.00%)	6/30/2029	824	803	831	0.4%
		First lien senior secured loan	12.30% (S + 7.00%)	6/30/2029	6,129	5,973	6,175	2.9%
MVP VIP Borrower, LLC		First lien senior secured loan	11.80% (S + 6.50%)	1/3/2029	4,044	3,949	4,044	1.9%
		First lien senior secured delayed draw loan	11.81% (S + 6.50%)	1/3/2029	326	318	326	0.1%
Refocus Management Services, LLC		First lien senior secured loan	11.66% (S + 6.25%)	2/14/2029	3,593	3,463	3,593	1.7%
		First lien senior secured delayed draw loan	11.66% (S + 6.25%)	8/14/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.66% (S + 6.25%)	2/14/2029	-	-	-	0.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000’s)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
SGA Dental Partners Holdings, LLC		First lien senior secured loan	11.59% (S + 6.00%)	12/30/2026	1,416	1,400	1,416	0.6%
		First lien senior secured loan	11.56% (S + 6.00%)	12/30/2026	456	446	456	0.2%
		First lien senior secured delayed draw loan	11.57% (S + 6.00%)	12/30/2026	1,320	1,283	1,320	0.6%
		First lien senior secured revolving loan	11.58% (S + 6.00%)	12/30/2026	-	-	-	0.0%
					25,407	24,816	25,448	11.8%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	12.44% (S + 7.00%)	11/3/2027	1,670	1,621	1,653	0.8%
		First lien senior secured delayed draw loan	12.44% (S + 7.00%)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.44% (S + 7.00%)	11/3/2027	-	-	-	0.0%
					1,670	1,621	1,653	0.8%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	11.43% (S + 6.00%)	7/7/2027	660	650	660	0.3%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	7/7/2027	1,847	1,816	1,847	0.9%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	7/7/2027	-	-	-	0.0%
					2,507	2,466	2,507	1.2%
IT services
Domain Information Services Inc. (Integris)		First lien senior secured loan	11.23% (S + 5.75%)	6/30/2026	4,942	4,877	4,942	2.3%
Improving Acquisition LLC		First lien senior secured loan	11.93% (S + 6.50%)	7/26/2027	4,577	4,505	4,554	2.1%
		First lien senior secured revolving loan	11.93% (S + 6.50%)	7/26/2027	-	-	-	0.0%
					9,519	9,382	9,496	4.4%
Leisure products
BCI Burke Holding Corp.		First lien senior secured loan	11.06% (S + 5.50%)	12/14/2027	1,913	1,895	1,952	0.9%
		First lien senior secured delayed draw loan	11.06% (S + 5.50%)	12/14/2027	72	68	73	0.0%
		First lien senior secured revolving loan	11.06% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	12.24% (S + 6.75%)	11/30/2026	3,016	2,958	2,985	1.4%
MacNeill Pride Group		First lien senior secured delayed draw loan	11.81% (S + 6.25%)	4/22/2026	978	964	963	0.5%
		First lien senior secured revolving loan	11.81% (S + 6.25%)	4/22/2026	87	84	85	0.0%
Pixel Intermediate, LLC	(5)	First lien senior secured loan	11.56% (S + 6.25%)	2/1/2029	4,087	3,987	4,087	1.9%
		First lien senior secured revolving loan	11.56% (S + 6.25%)	2/1/2029	737	707	737	0.4%
					10,890	10,663	10,882	5.1%
Machinery
PVI Holdings, Inc		First lien senior secured loan	11.79% (S + 6.39%)	1/18/2028	2,043	2,019	2,079	1.0%
Professional services
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	10.84% (S + 5.50%)	9/9/2028	1,281	1,241	1,281	0.6%
		First lien senior secured revolving loan	10.34% (S + 5.00%)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	10.34% (S + 5.00%)	9/9/2028	3,386	3,307	3,386	1.6%
		First lien senior secured loan	10.34% (S + 5.00%)	9/9/2028	224	220	224	0.1%
Envirotech Services, LLC		First lien senior secured loan	11.32% (S + 6.00%)	1/18/2029	5,827	5,674	5,827	2.7%
		First lien senior secured revolving loan	11.32% (S + 6.00%)	1/18/2029	-	-	-	0.0%
					10,718	10,442	10,718	5.0%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	11.72% (S + 6.25%)	7/22/2027	2,960	2,872	2,990	1.4%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	12.70% (S + 7.25%)	7/20/2027	2,549	2,510	2,479	1.2%
		First lien senior secured revolving loan	12.72% (S + 7.25%)	7/20/2027	243	238	237	0.1%
					2,792	2,748	2,716	1.3%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000’s)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	12.40% (S + 7.00%)	6/29/2028	4,950	4,849	5,000	2.3%
CGI Automated Manufacturing, LLC		First lien senior secured loan	12.56% (S + 7.00%)	12/17/2026	1,469	1,436	1,469	0.7%
		First lien senior secured delayed draw loan	12.56% (S + 7.00%)	12/17/2026	1,227	1,200	1,227	0.6%
		First lien senior secured revolving loan	12.56% (S + 7.00%)	12/17/2026	59	56	59	0.0%
EIS Legacy, LLC		First lien senior secured loan	11.17% (S + 5.75%)	11/1/2027	5,199	5,092	5,199	2.4%
		First lien senior secured delayed draw loan	11.17% (S + 5.75%)	4/20/2025	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	11.95% (S + 6.50%)	11/1/2027	6,930	6,793	7,103	3.3%
Genuine Cable Group, LLC		First lien senior secured loan	11.18% (S + 5.75%)	11/1/2026	4,925	4,814	4,913	2.3%
		First lien senior secured loan	11.18% (S + 5.75%)	11/1/2026	1,985	1,940	1,980	0.9%
I.D. Images Acquisition, LLC		First lien senior secured loan	11.70% (S + 6.25%)	7/30/2026	662	656	662	0.2%
		First lien senior secured loan	11.68% (S + 6.25%)	7/30/2026	2,934	2,897	2,934	1.4%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	11.15% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.15% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.15% (S + 5.75%)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	11.15% (S + 5.75%)	3/1/2029	3,156	3,032	3,156	1.5%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	11.58% (S + 6.25%)	12/27/2029	4,436	4,359	4,480	2.1%
		First lien senior secured delayed draw loan	11.58% (S + 6.25%)	12/27/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.58% (S + 6.25%)	12/27/2029	-	-	-	0.0%
					37,932	37,124	38,182	17.7%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured delayed draw loan	12.48% (S + 6.00%, 1.00% is PIK)	8/10/2027	2,967	2,924	2,766	1.3%
		First lien senior secured loan	12.48% (S + 6.00%, 1.00% is PIK)	8/10/2027	664	647	619	0.3%
		First lien senior secured loan	13.48% (S + 8.00%)	8/10/2027	100	97	93	0.0%
					3,731	3,668	3,478	1.6%
Total Debt Investments					199,188	195,072	199,194	92.6%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000’s)

(Unaudited)

		Number of		Fair	Percentage
	Footnotes	Shares	Cost	Value	of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 5.16%	(6)	17,307,018	17,307	17,307	8.0%
Total Short-Term Investments		17,307,018	17,307	17,307	8.0%

Total Investments			$212,379	$216,501	100.6%

Liabilities in Excess of Other Assets				(1,361)	(0.6)%
Net Assets				$215,140	100.0%

(1)	As of March 31, 2024, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of March 31, 2024, the tax cost of the Company’s investments approximates their amortized cost.

(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).
(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, 4.3% of the Company’s total assets were in non-qualifying investments.
(6)	The indicated rate is the yield as of March 31, 2024.

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

The Company is managed by KA Credit Advisors II, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. The Advisor is registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, four of whom are independent (including the Board’s chairperson).

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies.

As of March 31, 2024, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($160,535 is undrawn).

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

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of March 31, 2024, KDL Corp, LLC held no investments.

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2024, the Company had $12 of PIK interest included in interest income, which represents 0.2% of aggregate interest income. There was no PIK interest for the three months ended March 31, 2023.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of March 31, 2024 and December 31, 2023, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

H. Dividends to Common Stockholders—Dividends to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

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

J. Commitments and Contingencies – in the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Note 3. Agreements and Related Party Transactions

A. Administration Agreement – on December 16, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On March 6, 2024, the Board approved an additional one-year term of the Administration Agreement through March 15, 2025.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

B. Investment Advisory Agreement – on December 16, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On March 6, 2024, the Board approved an additional one-year term of the Investment Advisory Agreement from March 16, 2024 to March 15, 2025.

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

For the three months ended March 31, 2024 and 2023, the Company incurred management fees of $351 and $221, respectively.

C. Other – Kayne Anderson, an affiliate of the Advisor, made an equity contribution of $250 during the three months ended March 31, 2024.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$195,072	$199,194	$174,235	$177,526
Short-term investments	17,307	17,307	4,715	4,715
Total Investments	$212,379	$216,501	$178,950	$182,241

As of March 31, 2024 and December 31, 2023, $9,435 and $4,600, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023

Trading companies & distributors	19.2%	21.4%
Food products	13.5%	13.1%
Health care providers & services	12.8%	9.5%
Containers & packaging	8.1%	9.0%
Commercial services & supplies	6.7%	7.1%
Leisure products	5.5%	3.5%
Aerospace & defense	5.4%	6.1%
Professional services	5.4%	4.9%
IT services	4.8%	5.4%
Automobile components	2.4%	1.5%
Biotechnology	2.2%	2.3%
Chemicals	2.1%	2.4%
Diversified telecommunication services	1.9%	2.1%
Wireless telecommunication services	1.7%	1.9%
Capital markets	1.5%	1.7%
Software	1.5%	1.7%
Textiles, apparel & luxury goods	1.4%	1.5%
Insurance	1.3%	1.4%
Machinery	1.0%	1.7%
Health care equipment & supplies	0.8%	0.9%
Building products	0.8%	0.9%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of March 31, 2024 and December 31, 2023. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$199,194	$199,194
Short-term investments	17,307	-	-	17,307
Total Investments	$17,307	$-	$199,194	$216,501

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$177,526	$177,526
Short-term investments	4,715	-	-	4,715
Total Investments	$4,715	$-	$177,526	$182,241

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2024 and 2023, respectively.

First-lien
senior secured
For the three months ended March 31, 2024	debt investments
Fair value, beginning of period	$177,526
Purchases of investments, including PIK, if any	27,416
Proceeds from sales of investments and principal repayments	(6,962)
Net change in unrealized gain (loss)	831
Net realized gain (loss)	-
Net accretion of discount on investments	383
Transfers into (out of) Level 3	-
Fair value, end of period	$199,194

First-lien
senior secured
For the three months ended March 31, 2023	debt investments
Fair value, beginning of period	$107,312
Purchases of investments, including PIK, if any	24,044
Proceeds from sales of investments and principal repayments	(790)
Net change in unrealized gain (loss)	488
Net realized gain (loss)	-
Net accretion of discount on investments	194
Transfers into (out of) Level 3	-
Fair value, end of period	$131,248

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the three months ended March 31, 2024 and 2023, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of March 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$199,194	Discounted cash flow analysis	Discount rate	8.6% - 15.0%	9.9%

	As of December 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$177,526	Discounted cash flow analysis	Discount rate	8.5% - 15.0%	9.8%

Note 6. Debt

As of March 31, 2024, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 21, 2025. The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. As of March 31, 2024, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Debt obligations consisted of the following as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024, the weighted average interest rate of borrowings outstanding was 7.35%.  As of March 31, 2024, the Company did not have any amounts outstanding under the Subscription Credit Facility. For the three months ended March 31, 2023, the weighted average interest rate of borrowing outstanding was 6.52%.  As of March 31, 2023, the Company did not have any amounts outstanding under the Subscription Credit Facility. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Share Transactions

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 15, 2024	$5,308	4,710	$25,000
Total common stock issued		4,710	$25,000

For the three months ended March 31, 2023
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 28, 2023	$5,236	4,775	$25,000
Total common stock issued		4,775	$25,000

As of March 31, 2024, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $160,535 of undrawn commitments at March 31, 2024.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the three months ended March 31, 2024 and 2023, respectively. See Note 11 – Subsequent Events.

For the three months ended March 31, 2024
	Dividend	Dividend	Dividend
Dividend declaration date	record date	payment date	per share
March 6, 2024	March 29, 2024	April 17, 2024	$136.00
Total dividends declared			$136.00

For the three months ended March 31, 2023
	Dividend	Dividend	Dividend
Dividend declaration date	record date	payment date	per share
March 7, 2023	March 31, 2023	April 14, 2023	$115.00
Total dividends declared			$115.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the three months ended March 31, 2024 and 2023, respectively. See Note 11 – Subsequent Events.

For the three months ended March 31, 2024
	Dividend	DRIP
Dividend record date	payment date	shares issued	DRIP value
December 29, 2023	January 16, 2024	883	$4,616
		883	$4,616

For the three months ended March 31, 2023
	Dividend	DRIP
Dividend record date	payment date	shares issued	DRIP value
December 29, 2022	January 13, 2023	340	$1,750
		340	$1,750

For the dividend declared on March 6, 2024 and paid on April 17, 2024, there were 1,047 shares issued with a DRIP value of $5,510. These shares are excluded from the table above, as the DRIP shares were issued after March 31, 2024.

Note 8. Commitments and Contingencies

The Company had an aggregate of $28,295 and $24,067, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2024 and December 31, 2023. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

A summary of the composition of the unfunded commitments as of March 31, 2024 and December 31, 2023 is shown in the table below.

	As of	As of
	March 31, 2024	December 31, 2023
Alcami Corporation (Alcami)	$548	$891
Allcat Claims Service, LLC	460	460
Allentown, LLC	303	233
American Soccer Company, Incorporated (SCORE)	162	223
Basel U.S. Acquisition Co., Inc. (IAC)	399	399
BCI Burke Holding Corp.	618	618
OAO Acquisitions, Inc. (BearCom)	1,449	1,449
BLP Buyer, Inc. (Bishop Lifting Products)	1,117	1,238
BR PJK Produce, LLC (Keany)	483	482
Brightview, LLC	98	-
Carton Packaging Buyer, Inc.	639	639
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	3,357	-
CGI Automated Manufacturing, LLC	101	141
City Line Distributors, LLC	533	1,121
DISA Holdings Corp. (DISA)	555	940
EIS Legacy, LLC	1,658	1,659
Envirotech Services, LLC	1,173	-
FCA, LLC (FCA Packaging)	96	288
Guided Practice Solutions: Dental, LLC (GPS)	1,973	2,361
Gulf Pacific Holdings, LLC	870	870
IF&P Foods, LLC (FreshEdge)	81	237
Improving Acquisition LLC	328	328
Krayden Holdings, Inc.	1,812	1,812
Light Wave Dental Management LLC	-	227
LSL Industries, LLC (LSL Healthcare)	1,305	1,305
MacNeill Pride Group	1,098	1,184
Pixel Intermediate, LLC	492	-
Refocus Management Services, LLC	1,722	-
Ruff Roofers Buyer, LLC	2,471	2,471
SGA Dental Partners Holdings, LLC	1,121	1,121
Siegel Egg Co., LLC	85	85
Vehicle Accessories, Inc.	100	-
Worldwide Produce Acquisition, LLC	1,088	1,285
Total unfunded commitments	$28,295	$24,067

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023.

	For the three months ended
	March 31, 2024	March 31, 2023

Net increase (decrease) in net assets resulting from operations	$6,533	$3,434
Weighted average shares of common stock outstanding - basic and diluted	38,411	22,546
Earnings (loss) per share of common stock - basic and diluted	$170	$152

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024 (amounts in thousands, except share and per share amounts)	2023 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,229	$5,153

Results of Operations:
Net Investment Income	148	131
Net Realized and Unrealized Gain (Loss) on Investments(2)	21	18
Net Increase (Decrease) in Net Assets Resulting from Operations	169	149

Dividends to Common Stockholders
Dividends from Net Investment Income	(136)	(115)
Net Decrease in Net Assets Resulting from Dividends	(136)	(115)
Net Asset Value, End of Period	$5,262	$5,187

Shares Outstanding, End of Period	40,886	25,668

Ratio/Supplemental Data
Net assets, end of period	$215,140	$133,140
Weighted-average shares outstanding	38,411	22,546
Total Return(3)	3.2%	2.9%
Portfolio turnover	3.7%	0.7%
Ratio of operating expenses to average net assets(4)	1.3%	1.9%
Ratio of net investment income (loss) to average net assets(4)	11.4%	10.0%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(4)	Ratio is annualized.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On April 17, 2024, the Company paid a dividend of $136 per share to each common stockholder of record as of March 29, 2024. The total distribution was $5,560 and $5,510 was reinvested into the Company through the issuance of 1,047 shares of common stock.

On May 8, 2024, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $137 per share. The dividend of $137 per share will be paid on July 15, 2024 to stockholders of record as of the close of business on June 28, 2024, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

Our investment activities are managed by KA Credit Advisors II, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), and the Advisor operates within Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”). The Advisor is an investment advisor registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. In accordance with the Investment Advisers Act of 1940, as amended, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We intend to have nearly all of our debt investments in private middle market companies. We use “private” to refer to companies that are not traded on a securities exchange and define “middle market companies” as companies that, in general, generate between $10 million and $150 million of annual earnings before interest, taxes, depreciation and amortization, or EBITDA. Further, we refer to companies that generate between $10 million and $50 million of annual EBITDA as “core middle market companies” and companies that generate between $50 million and $150 million of annual EBITDA as “upper middle market companies.” We typically adjust EBITDA for non-recurring and/or normalizing items to assess the financial performance of our borrowers over time.

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. Under normal market conditions, we expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings under credit facilities) to be invested in first lien senior secured, unitranche and split-lien loans. Our investment decisions are made on a case-by-case basis. We expect that a majority of these debt investments will be made in core middle market companies and will generally have stated maturities of three to six years. We expect that the loans in which we principally invest will be to companies that have principal business activities in the United States. We determine the location of a company as being in the United States by (i) such company being organized under the laws of one of the states in the United States; or (ii) during its most recent fiscal year, such company derived at least 50% of its revenues or profits from goods produced or sold, investments made, or services performed in the United States or has at least 50% of its assets in the United States.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $6.7 billion related to middle market private credit as of December 31, 2023.

Recent Developments

On May 8, 2024, our Board of Directors declared a dividend to common stockholders in the amount of $137 per share. The dividend of $137 per share will be paid on July 15, 2024 to stockholders of record as of the close of business on June 28, 2024, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

Portfolio and Investment Activity

Our portfolio is currently comprised of a broad mix of loans, with diversity among investment size and industry focus. The Advisor’s team of professionals conducts due diligence on prospective investments during the underwriting process and is involved in structuring the credit terms of our private middle market investments. Once an investment has been made, our Advisor closely monitors that portfolio investment and takes a proactive approach to identify and address sector or company specific risks. The Advisor seeks to maintain a regular dialogue with portfolio company management teams (as well as their owners, the majority of whom are private equity firms, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities. There are no assurances that we will achieve our investment objectives.

As of March 31, 2024, we had investments in 54 portfolio companies with an aggregate fair value of approximately $199.2 million, and unfunded commitments to these portfolio companies of $28.3 million, and our portfolio consisted of 100% first lien senior secured loans.

As of March 31, 2024,100% of our debt investments had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were 12.2% and 12.5%, respectively.

As of March 31, 2024, our portfolio was invested across 21 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of March 31, 2024 were Trading Companies & Distributors, Food Products, Health Care Providers & Services and Containers & Packaging, which represented, as a percentage of our portfolio of long-term investments, 19.2%, 13.5%, 12.8% and 8.1%, respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of March 31, 2024, our average position size based on commitment (at the portfolio company level) was $4.2 million.

As of March 31, 2024, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $47.5 million and $39.5 million, respectively, based on fair value1.

As of March 31, 2024, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 41.9%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

As of March 31, 2024, none of our debt investments in portfolio companies were on non-accrual.

As of March 31, 2024, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was of 4.0x and 2.2x, respectively, based on fair value1.

As of March 31, 2024, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

[1]	Excludes investments on watch list, which represent 3.0% of the total fair value of debt investments as of March 31, 2024.

Our investment activity for the three months ended March 31, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended March 31,
	2024 ($ in millions)	2023 ($ in millions)

New investments:
Gross new investments commitments	$31.7	$24.0
Less: investment commitments sold down, exited or repaid(1)	(6.3)	(0.5)
Net investment commitments	25.4	23.5

Principal amount of investments funded:
Private credit investments	$28.1	$24.7
Liquid credit investments	-	-
Total principal amount of investments funded	28.1	24.7

Principal amount of investments sold / repaid:
Private credit investments	(7.0)	(0.7)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(7.0)	(0.7)

Number of new investment commitments	10	6
Average new investment commitment amount	$3.2	$4.0
Weighted average maturity for new investment commitments(2)	4.3 years	4.3 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	11.4%	11.3%
Weighted average interest rate on investment sold or paid down(4)	12.6%	11.3%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at March 31, 2024 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(4)	Based on the underlying rate if still held at March 31, 2024. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

Portfolio Internal Performance Ratings

In general, we employ a strategy designed to ensure early detection of potential issues at underlying borrowers, including monthly financial reviews internal tracking memoranda, weekly “watch list” discussions and other like activities. We have designed a risk rating system to aid in our portfolio management efforts where each investment is rated level 1-9, where Level 1 is the “least risky” and Level 9 is the “most risky.” This risk-rating system is quantitative in nature and aggregates criteria such as LTEV, leverage levels and fixed charge coverage ratios (“FCCR”) (each measured at point-in-time and as relates to levels at the close of the investment).

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of March 31, 2024 and December 31, 2023.

As of March 31, 2024				As of December 31, 2023
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$6.0	3.0%	2	3.7%	$6.1	3.4%	2	3.9%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023

Trading companies & distributors	19.2%	21.4%
Food products	13.5%	13.1%
Health care providers & services	12.8%	9.5%
Containers & packaging	8.1%	9.0%
Commercial services & supplies	6.7%	7.1%
Leisure products	5.5%	3.5%
Aerospace & defense	5.4%	6.1%
Professional services	5.4%	4.9%
IT services	4.8%	5.4%
Automobile components	2.4%	1.5%
Biotechnology	2.2%	2.3%
Chemicals	2.1%	2.4%
Diversified telecommunication services	1.9%	2.1%
Wireless telecommunication services	1.7%	1.9%
Capital markets	1.5%	1.7%
Software	1.5%	1.7%
Textiles, apparel & luxury goods	1.4%	1.5%
Insurance	1.3%	1.4%
Machinery	1.0%	1.7%
Health care equipment & supplies	0.8%	0.9%
Building products	0.8%	0.9%
	100.0%	100.0%

Results of Operations

For the three months ended March 31, 2024 and 2023, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
	($ in millions)	($ in millions)
Total investment income	$6.34	$3.49
Less: Net expenses	(0.64)	(0.55)
Net investment income	5.70	2.94
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	0.83	0.49
Net increase (decrease) in net assets resulting from operations	$6.53	$3.43

Investment Income

Investment income for the three months ended March 31, 2024 and 2023 totaled $6.3 million and $3.5 million, respectively, and consisted primarily of interest income on our debt investments. For the three months ended March 31, 2024, we had $0.01 million of PIK interest included in interest income. There was no PIK interest for the three months ended March 31, 2023. As of March 31, 2024 and 2023, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31,
	2024	2023
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.05	$0.11
Management fees	0.35	0.22
Other operating expenses	0.20	0.19
Deferred offering costs	-	-
Directors fees	0.04	0.03
Total expenses	$0.64	$0.55

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2024 and 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended March 31,
	2024	2023
	($ in millions)	($ in millions)
Unrealized gains on investments	$1.13	$0.74
Unrealized (losses) on investments	(0.30)	(0.25)
Net change in unrealized gains (losses) on investments	$0.83	$0.49

For these three-month periods ended March 31, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the three months ended
March 31, 2024
($ in millions)
Portfolio Company
Envirotech Services, LLC	$0.15
Refocus Management Services, LLC	0.13
Pixel Intermediate, LLC	0.13
MVP VIP Borrower, LLC	0.10
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	0.09
Other portfolio companies unrealized gains	0.53
Other portfolio companies unrealized (losses)	(0.13)
American Soccer Company, Incorporated (SCORE)	(0.02)
FCA, LLC (FCA Packaging)	(0.02)
VENUplus, Inc. (f/k/a CTM Group, Inc.)	(0.02)
Siegel Egg Co., LLC	(0.02)
Universal Marine Medical Supply International, LLC (Unimed)	(0.09)
Total Change in Unrealized Gain (Loss), net	$0.83

For the three months ended
March 31, 2023
($ in millions)
Portfolio Company
Engineered Fastener Company, LLC (EFC International)	$0.17
Krayden Holdings, Inc.	0.15
Worldwide Produce Acquisition, LLC	0.14
CTM Group, Inc.	0.08
Alcami Corporation (Alcami)	0.03
Other portfolio companies unrealized gains	0.17
Other portfolio companies unrealized (losses)	(0.11)
LSL Industries, LLC (LSL Healthcare)	(0.02)
Centerline Communications, LLC	(0.02)
Drew Foam Companies, Inc	(0.03)
AIDC Intermediate Co 2, LLC (Peak Technologies)	(0.03)
Genuine Cable Group, LLC	(0.04)
Total Change in Unrealized Gain (Loss), net	$0.49

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2024 and December 31, 2023, respectively, we did not have any borrowings outstanding under our subscription credit facility.   We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of March 31, 2024, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $19.8 million (including short-term investments). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of May 10, 2024, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $6.2 million.

Capital Contributions

During the three months ended March 31, 2024, we issued and sold 4,710 shares of our common stock related to capital called at an aggregate purchase price of $25.0 million. During the three months ended March 31, 2023, we issued and sold 4,775 shares of our common stock related to capital called at an aggregate purchase price of $25.0 million. As of May 10, 2024, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $160.5 million ($193.0 million or 54.6% funded).

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

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of March 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had an aggregate $28.3 million and $24.1 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2024, for more information on our critical accounting policies.

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

Related Party Transactions

Investment Advisory Agreement. On December 16, 2021, we entered into the Investment Advisory Agreement with our Advisor. On March 6, 2024, the Board approved an additional one-year term of the Investment Advisory Agreement from March 16, 2024 to March 15, 2025. Our Advisor will agree to serve as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of a management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

For services rendered under the Investment Advisory Agreement, we will pay a management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

Administration Agreement. On December 16, 2021, we entered into an Administration Agreement with our Advisor, which serves as our Administrator, pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. On March 6, 2024, the Board approved an additional one-year term of the Administration Agreement through March 15, 2025.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(4.0)	$-	$(4.0)
Down 100 basis points	$(2.0)	$-	$(2.0)
Up 100 basis points	$2.0	$-	$2.0
Up 200 basis points	$4.0	$-	$4.0

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the three months ended March 31, 2024, we issued and sold 4,710 shares of common stock at an aggregate offering amount of approximately $25.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 15, 2024	$5,308	4,710	$25,000

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

10.1	Investment Advisory Agreement (1)

10.2	Amendment to Investment Advisory Agreement (4)

10.3	Administration Agreement (1)

10.4	License Agreement (1)

10.5	Indemnification Agreement (1)

10.6	Custody Agreement (1)

10.7	Subscription Agreement (1)

10.8	Subscription Credit Agreement (3)

10.9	Second Amendment to Subscription Credit Agreement (5)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(3)	Incorporated by reference from the Company’s Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.

(4)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2023.

(5)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: May 15, 2024

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 15, 2024

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 15, 2024

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)