Form 10-Q
period 2024-06-30
Kayne DL 2021, Inc.
filed 2024-08-13
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 46,840 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $220,894 and $174,235)	$224,946	$177,526
Short-term investments (amortized cost of $800 and $4,715)	800	4,715
Cash and cash equivalents	1,866	5,887
Receivable for principal payments on investments	18	13
Interest receivable	2,179	1,563
Prepaid expenses and other assets	47	115
Total Assets	$229,856	$189,819

Liabilities:
Subscription Credit Facility (Note 6)	$2,500	$-
Unamortized Subscription Credit Facility issuance costs	(51)	(11)
Distributions payable	5,745	4,659
Management fee payable	395	306
Accrued expenses and other liabilities	320	300
Accrued excise tax expense	-	14
Total Liabilities	$8,909	$5,268

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 41,933 and 35,293 as of June 30, 2024
and December 31, 2023, respectively, issued and outstanding	$-	$-
Additional paid-in capital	216,240	181,115
Total distributable earnings (deficit)	4,707	3,436
Total Net Assets	$220,947	$184,551
Total Liabilities and Net Assets	$229,856	$189,819
Net Asset Value Per Common Share	$5,269	$5,229

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Income:
Investment income from investments:
Interest income	$6,676	$4,119	$12,876	$7,618
Dividend income	120	-	258	-
Total Investment Income	6,796	4,119	13,134	7,618

Expenses:
Interest expense	43	33	89	144
Management fees	396	254	747	475
Professional fees	90	79	184	164
Directors fees	41	38	78	73
Other general and administrative expenses	113	81	221	182
Total Expenses	683	485	1,319	1,038
Net Investment Income (Loss)	6,113	3,634	11,815	6,580

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-	-	-
Total net realized gains (losses)	-	-	-	-
Net change in unrealized gains (losses):
Investments	(70)	(117)	761	371
Total net change in unrealized gains (losses)	(70)	(117)	761	371
Total realized and unrealized gains (losses)	(70)	(117)	761	371

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,043	$3,517	$12,576	$6,951

Per Common Share Data:
Basic and diluted net investment income per common share	$146	$139	$295	$270
Basic and diluted net increase in net assets resulting from operations	$145	$134	$314	$285
Weighted Average Common Shares Outstanding - Basic and Diluted	41,749	26,151	40,080	24,358

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$6,113	$3,634	$11,815	$6,580
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(70)	(117)	761	371
Net Increase (Decrease) in Net Assets Resulting from Operations	6,043	3,517	12,576	6,951

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(5,745)	(3,567)	(11,305)	(6,519)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(5,745)	(3,567)	(11,305)	(6,519)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-	25,000	25,000
Reinvestment of dividends	5,509	2,923	10,125	4,673
Net Increase in Net Assets Resulting from Capital Share Transactions	5,509	2,923	35,125	29,673
Total Increase (Decrease) in Net Assets	5,807	2,873	36,396	30,105
Net Assets, Beginning of Period	215,140	133,140	184,551	105,908
Net Assets, End of Period	$220,947	$136,013	$220,947	$136,013

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,576	$6,951
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	-
Net change in unrealized (gains)/losses on investments	(761)	(371)
Net accretion of discount on investments	(713)	(403)
Sales (purchases) of short-term investments, net	3,915	-
Purchases of portfolio investments	(54,912)	(36,732)
Proceeds from sales of investments and principal repayments	9,002	4,274
Paid-in-kind interest from portfolio investments	(36)	-
Amortization of deferred financing cost	39	53
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(616)	(281)
(Increase)/decrease in receivable for principal payments on investments	(5)	17
(Increase)/decrease in prepaid expenses and other assets	68	60
Increase/(decrease) in payable for investments purchased	-	(137)
Increase/(decrease) in management fees payable	89	98
Increase/(decrease) in excise tax payable	(14)	-
Increase/(decrease) in accrued other general and administrative expenses	20	(102)
Net cash used in operating activities	(31,348)	(26,573)
Cash Flows from Financing Activities:
Borrowings/(payments) on subscription credit facility, net	2,500	2,500
Payments of debt issuance costs	(79)	(55)
Dividends paid in cash	(94)	(47)
Proceeds from issuance of common shares	25,000	25,000
Net cash provided by financing activities	27,327	27,398
Net increase (decrease) in cash and cash equivalents	(4,021)	825
Cash and cash equivalents, beginning of period	5,887	715
Cash and cash equivalents, end of period	$1,866	$1,540

Supplemental and Non-Cash Information:
Interest paid during the period	$43	$88
Non-cash financing activities not included herein consisted of reinvestment of dividends	$10,125	$4,673

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(5)	First lien senior secured revolving loan	11.49% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.49% (S + 6.00%)	12/5/2028	4,532	4,436	4,532	2.1%
Precinmac (US) Holdings, Inc.		First lien senior secured loan	11.44% (S + 6.00%)	8/31/2027	280	276	280	0.1%
Vitesse Systems Parent, LLC		First lien senior secured loan	12.46% (S + 7.00%)	12/22/2028	5,927	5,791	5,927	2.7%
		First lien senior secured revolving loan	12.44% (S + 7.00%)	12/22/2028	730	712	730	0.3%
					11,469	11,215	11,469	5.2%
Automobile components
Speedstar Holding LLC		First lien senior secured delayed draw loan	12.75% (S + 7.25%)	1/22/2027	185	181	184	0.1%
		First lien senior secured loan	12.72% (S + 7.25%)	1/22/2027	786	770	786	0.4%
Vehicle Accessories, Inc.		First lien senior secured loan	10.71% (S + 5.25%)	11/30/2026	3,846	3,801	3,846	1.7%
		First lien senior secured loan	10.71% (S + 5.25%)	11/30/2026	10	8	10	0.0%
					4,827	4,760	4,826	2.2%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	12.49% (S + 7.00%)	12/21/2028	299	284	305	0.1%
		First lien senior secured revolving loan	12.49% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.49% (S + 7.00%)	12/21/2028	4,058	3,944	4,139	1.9%
					4,357	4,228	4,444	2.0%
Building Products
Ruff Roofers Buyer, LLC		First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	1,611	1,553	1,611	0.7%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/18/2024	-	-	-	0.0%
					1,611	1,553	1,611	0.7%

Capital markets
Atria Wealth Solutions, Inc.		First lien senior secured delayed draw loan	12.10% (S + 6.50%)	11/29/2024	2,975	2,964	2,975	1.3%

Chemicals
Shrieve Chemical Company, LLC		First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	3,565	3,554	3,565	1.6%
		First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	597	592	597	0.3%
					4,162	4,146	4,162	1.9%

Commercial services & supplies
Allentown, LLC		First lien senior secured loan	11.50% (S + 6.00%)	4/22/2027	2,242	2,229	2,242	1.0%
		First lien senior secured delayed draw loan	11.50% (S + 6.00%)	4/22/2027	405	401	405	0.2%
		First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	106	106	106	0.0%
American Equipment Holdings LLC		First lien senior secured delayed draw loan	11.71% (S + 6.00%)	11/5/2026	4,945	4,885	4,945	2.2%
		First lien senior secured loan	11.70% (S + 6.00%)	11/5/2026	602	580	602	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	11.09% (S + 5.75%)	12/22/2029	5,165	5,070	5,165	2.3%
		First lien senior secured delayed draw loan	11.09% (S + 5.75%)	12/22/2029	602	591	602	0.3%
		First lien senior secured revolving loan	11.09% (S + 5.75%)	12/22/2029	52	38	52	0.0%
Diverzify Intermediate LLC		First lien senior secured loan	11.19% (S + 5.75%)	5/11/2027	1,554	1,512	1,554	0.7%
		First lien senior secured delayed draw loan	11.19% (S + 5.75%)	4/4/2026	-	-	-	0.0%
					15,673	15,412	15,673	7.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	11.56% (S + 6.25%)	10/30/2028	5,417	5,277	5,417	2.5%
		First lien senior secured delayed draw loan	11.56% (S + 6.25%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	12.72% (S + 7.25%)	11/5/2025	2,846	2,826	2,846	1.3%
FCA, LLC (FCA Packaging)		First lien senior secured loan	11.59% (S + 6.50%)	7/18/2028	2,012	1,991	2,032	0.9%
		First lien senior secured loan	11.05% (S + 5.75%)	7/18/2028	288	283	290	0.1%
		First lien senior secured revolving loan	14.00% (P + 5.50%)	7/18/2028	19	16	19	0.0%
Innopak Industries, Inc.		First lien senior secured loan	11.68% (S + 6.25%)	3/5/2027	5,599	5,493	5,655	2.6%
The Robinette Company		First lien senior secured loan	11.35% (S + 6.00%)	5/10/2029	2,197	2,154	2,197	1.0%
		First lien senior secured revolving loan	11.35% (S + 6.00%)	5/10/2029	258	235	258	0.1%
		First lien senior secured delayed draw loan	11.35% (S + 6.00%)	11/10/2025	-	-	-	0.0%
					18,636	18,275	18,714	8.5%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	10.95% (S + 5.50%)	1/31/2026	3,732	3,678	3,732	1.7%

Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	11.45% (S + 6.00%)	11/14/2027	4,712	4,632	4,782	2.2%
		First lien senior secured delayed draw loan	11.45% (S + 6.00%)	11/14/2027	228	228	231	0.1%
		First lien senior secured delayed draw loan	11.45% (S + 6.00%)	11/14/2027	340	321	345	0.2%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	11.00% (S + 5.75%)	2/26/2030	2,643	2,556	2,696	1.2%
		First lien senior secured delayed draw loan	11.00% (S + 5.75%)	2/26/2026	-	-	-	0.0%
		First lien senior secured revolving loan	11.00% (S + 5.75%)	2/26/2030	-	-	-	0.0%
Gulf Pacific Holdings, LLC		First lien senior secured loan	11.48% (S + 6.00%)	9/30/2028	1,721	1,696	1,687	0.8%
		First lien senior secured delayed draw loan	11.45% (S + 6.00%)	9/30/2028	145	144	142	0.1%
		First lien senior secured revolving loan	11.49% (S + 6.00%)	9/30/2028	360	352	352	0.2%
City Line Distributors, LLC		First lien senior secured loan	11.46% (S + 6.00%)	8/31/2028	1,865	1,824	1,902	0.9%
		First lien senior secured delayed draw loan	11.44% (S + 6.00%)	8/31/2028	764	744	779	0.4%
		First lien senior secured revolving loan	11.44% (S + 6.00%)	8/31/2028	-	-	-	0.0%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.99% (S + 5.63%)	10/3/2028	3,872	3,799	3,853	1.7%
		First lien senior secured loan	11.36% (S + 6.00%)	10/3/2028	98	95	98	0.0%
		First lien senior secured delayed draw loan	10.99% (S + 5.63%)	10/3/2028	575	565	572	0.2%
		First lien senior secured revolving loan	10.99% (S + 5.63%)	10/3/2028	251	243	250	0.1%
J&K Ingredients, LLC		First lien senior secured loan	11.84% (S + 6.50%)	11/16/2028	2,911	2,846	2,969	1.3%
Siegel Egg Co., LLC		First lien senior secured loan	13.90% (S + 6.50%, 2.00% is PIK)	12/29/2026	2,318	2,297	2,063	0.9%
		First lien senior secured revolving loan	13.90% (S + 6.50%, 2.00% is PIK)	12/29/2026	414	410	368	0.2%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.58% (S + 6.25%)	1/18/2029	463	427	459	0.2%
		First lien senior secured delayed draw loan	11.58% (S + 6.25%)	1/18/2029	558	544	552	0.2%
		First lien senior secured revolving loan	11.58% (S + 6.25%)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.58% (S + 6.25%)	1/18/2029	2,845	2,777	2,817	1.3%
					27,083	26,500	26,917	12.2%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	12.44% (S + 7.00%)	11/3/2027	1,665	1,616	1,649	0.7%
		First lien senior secured delayed draw loan	12.44% (S + 7.00%)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.44% (S + 7.00%)	11/3/2027	-	-	-	0.0%
					1,665	1,616	1,649	0.7%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Health care providers & services
Brightview, LLC		First lien senior secured loan	11.46% (S + 6.00%)	12/14/2026	2,156	2,150	2,135	1.0%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	12/14/2026	288	286	285	0.1%
		First lien senior secured revolving loan	11.46% (S + 6.00%)	12/14/2026	98	97	97	0.1%
Guardian Dentistry Partners		First lien senior secured loan	10.96% (S + 5.50%)	8/20/2026	790	776	790	0.4%
		First lien senior secured delayed draw loan	10.96% (S + 5.50%)	8/20/2026	1,423	1,402	1,423	0.6%
		First lien senior secured revolving loan	10.96% (S + 5.50%)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	11.71% (S + 6.25%)	12/29/2025	3,837	3,761	3,837	1.7%
Light Wave Dental Management LLC		First lien senior secured revolving loan	12.34% (S + 7.00%)	6/30/2029	633	611	635	0.3%
		First lien senior secured loan	12.33% (S + 7.00%)	6/30/2029	6,114	5,964	6,129	2.8%
MVP VIP Borrower, LLC		First lien senior secured loan	11.83% (S + 6.25%)	1/3/2029	4,034	3,942	4,054	1.8%
		First lien senior secured delayed draw loan	11.85% (S + 6.25%)	1/3/2029	325	318	327	0.2%
Refocus Management Services, LLC		First lien senior secured loan	11.43% (S + 6.00%)	2/14/2029	3,584	3,466	3,584	1.6%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	8/14/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	2/14/2029	-	-	-	0.0%
Salt Dental Collective		First lien senior secured delayed draw loan	12.19% (S + 6.75%)	2/15/2028	557	547	557	0.3%
SGA Dental Partners Holdings, LLC		First lien senior secured loan	11.56% (S + 6.00%)	12/30/2026	1,412	1,398	1,412	0.6%
		First lien senior secured loan	11.60% (S + 6.00%)	11/30/2026	455	446	455	0.2%
		First lien senior secured delayed draw loan	11.60% (S + 6.00%)	12/31/2024	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.61% (S + 6.00%)	12/30/2026	1,316	1,282	1,316	0.6%
		First lien senior secured revolving loan	11.56% (S + 6.00%)	12/30/2026	83	81	83	0.0%
					27,105	26,527	27,119	12.3%

Insurance
Allcat Claims Service, LLC		First lien senior secured loan	11.44% (S + 6.00%)	7/7/2027	658	649	655	0.3%
		First lien senior secured delayed draw loan	11.44% (S + 6.00%)	7/7/2027	1,843	1,814	1,833	0.8%
		First lien senior secured revolving loan	11.44% (S + 6.00%)	7/7/2027	-	-	-	0.0%
					2,501	2,463	2,488	1.1%
IT services
Domain Information Services Inc. (Integris)		First lien senior secured loan	11.20% (S + 5.75%)	6/30/2026	4,929	4,863	4,929	2.2%
		First lien senior secured loan	11.24% (S + 5.75%)	6/30/2026	87	85	87	0.0%
Improving Acquisition LLC		First lien senior secured loan	11.94% (S + 6.50%)	7/26/2027	4,565	4,499	4,543	2.1%
		First lien senior secured revolving loan	11.94% (S + 6.50%)	7/26/2027	-	-	-	0.0%
					9,581	9,447	9,559	4.3%
Leisure products
BCI Burke Holding Corp.		First lien senior secured loan	11.10% (S + 5.50%)	12/14/2027	1,825	1,809	1,825	0.8%
		First lien senior secured delayed draw loan	11.10% (S + 5.50%)	12/14/2027	66	62	66	0.0%
		First lien senior secured revolving loan	11.10% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	12.25% (S + 6.75%)	11/30/2026	3,008	2,956	2,978	1.3%
MacNeill Pride Group		First lien senior secured delayed draw loan	12.10% (S + 6.50%)	4/22/2026	975	961	956	0.5%
		First lien senior secured revolving loan	12.60% (S + 7.00%)	4/22/2026	87	84	85	0.0%
Pixel Intermediate, LLC	(5)	First lien senior secured loan	11.56% (S + 6.25%)	2/1/2029	4,076	3,980	4,076	1.8%
		First lien senior secured revolving loan	11.59% (S + 6.25%)	2/1/2029	860	831	860	0.5%
Spinrite, Inc.	(5)	First lien senior secured loan	10.84% (S + 5.50%)	6/30/2025	840	840	840	0.4%
		First lien senior secured revolving loan	10.84% (S + 5.50%)	6/30/2025	139	139	139	0.1%
					11,876	11,662	11,825	5.4%
Machinery
PVI Holdings, Inc		First lien senior secured loan	11.82% (S + 6.39%)	1/18/2028	2,038	2,015	2,038	0.9%
Luxium Solutions, LLC		First lien senior secured loan	11.59% (S + 6.25%)	12/1/2027	964	948	964	0.5%
		First lien senior secured delayed draw loan	11.59% (S + 6.25%)	11/10/2025	-	-	-	0.0%
		First lien senior secured loan	11.59% (S + 6.25%)	12/1/2027	1,187	1,170	1,187	0.5%
					4,189	4,133	4,189	1.9%
Personal care products
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	10.35% (S + 5.00%)	5/31/2030	2,716	2,645	2,716	1.2%
		First lien senior secured revolving loan	10.35% (S + 5.00%)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	10.76% (S + 5.50%)	5/1/2029	5,397	5,304	5,397	2.5%
					8,113	7,949	8,113	3.7%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Professional services
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	10.35% (S + 5.00%)	9/9/2028	1,280	1,244	1,280	0.6%
		First lien senior secured revolving loan	10.35% (S + 5.00%)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	10.35% (S + 5.00%)	9/9/2028	3,377	3,302	3,377	1.5%
		First lien senior secured loan	10.35% (S + 5.00%)	9/9/2028	224	220	224	0.1%
Envirotech Services, LLC		First lien senior secured loan	11.33% (S + 6.00%)	1/18/2029	5,812	5,666	5,812	2.6%
		First lien senior secured revolving loan	11.33% (S + 6.00%)	1/18/2029	-	-	-	0.0%
					10,693	10,432	10,693	4.8%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	11.72% (S + 6.25%)	7/22/2027	2,952	2,871	2,952	1.3%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	12.73% (S + 7.25%)	7/20/2027	2,543	2,506	2,473	1.1%
		First lien senior secured revolving loan	12.73% (S + 7.25%)	7/20/2027	385	381	375	0.2%
					2,928	2,887	2,848	1.3%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	12.43% (S + 7.00%)	6/29/2028	5,311	5,207	5,310	2.4%
CGI Automated Manufacturing, LLC		First lien senior secured loan	12.60% (S + 7.00%)	12/17/2026	1,460	1,430	1,471	0.7%
		First lien senior secured delayed draw loan	12.60% (S + 7.00%)	12/17/2026	1,219	1,194	1,228	0.6%
		First lien senior secured revolving loan	12.60% (S + 7.00%)	12/17/2026	128	125	129	0.1%
EIS Legacy, LLC		First lien senior secured loan	11.42% (S + 6.00%)	11/1/2027	5,186	5,108	5,186	2.3%
		First lien senior secured loan	11.43% (S + 6.00%)	11/1/2027	142	140	142	0.1%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	11/1/2027	1,658	1,633	1,658	0.8%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	11.83% (S + 6.50%)	5/10/2029	4,898	4,797	4,898	2.2%
		First lien senior secured delayed draw loan	11.84% (S + 6.50%)	5/10/2029	233	230	233	0.1%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	11.98% (S + 6.50%)	11/1/2027	6,913	6,784	6,944	3.1%
Genuine Cable Group, LLC		First lien senior secured loan	11.25% (S + 5.75%)	11/1/2026	4,913	4,811	4,913	2.2%
		First lien senior secured loan	11.25% (S + 5.75%)	11/1/2026	1,980	1,939	1,980	0.9%
I.D. Images Acquisition, LLC		First lien senior secured loan	11.73% (S + 6.25%)	7/30/2027	660	654	660	0.3%
		First lien senior secured loan	11.69% (S + 6.25%)	7/30/2027	2,926	2,893	2,926	1.3%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	11.43% (S + 6.00%)	3/1/2029	3,148	3,042	3,148	1.4%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	11.58% (S + 6.25%)	12/27/2029	4,425	4,363	4,513	2.0%
		First lien senior secured delayed draw loan	11.58% (S + 6.25%)	12/27/2029	168	155	172	0.1%
		First lien senior secured revolving loan	11.58% (S + 6.25%)	12/27/2029	-	-	-	0.0%
					45,368	44,505	45,511	20.6%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured delayed draw loan	12.49% (S + 6.00%, 1.00% PIK)	8/10/2027	2,966	2,926	2,765	1.4%
		First lien senior secured loan	12.48% (S + 6.00%, 1.00% PIK)	8/10/2027	664	648	619	0.3%
		First lien senior secured loan	13.49% (S + 8.00%)	8/10/2027	100	97	93	0.0%
					3,730	3,671	3,477	1.6%
Total Debt Investments					225,226	220,894	224,946	101.8%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Number of		Fair	Percentage
	Footnotes	Shares	Cost	Value	of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 5.14%	(6)	799,820	800	800	0.4%
Total Short-Term Investments		799,820	800	800	0.4%

Total Investments			$221,694	$225,746	102.2%

Liabilities in Excess of Other Assets				(4,799)	(2.2)%
Net Assets				$220,947	100.0%

(1)	As of June 30, 2024, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of June 30, 2024, the tax cost of the Company’s investments approximates their amortized cost.

(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, 4.5% of the Company’s total assets were in non-qualifying investments.

(6)	The indicated rate is the yield as of June 30, 2024.

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

As of June 30, 2024, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($160,535 is undrawn). See Note 11 – Subsequent Events.

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

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of June 30, 2024, KDL Corp, LLC held no investments.

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the six months ended June 30, 2024, the Company had $36 of PIK interest included in interest income, which represents 0.3% of aggregate interest income. There was no PIK interest for the six months ended June 30, 2023.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of June 30, 2024 and December 31, 2023, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

For the three months ended June 30, 2024 and 2023, the Company incurred management fees of $396 and $254, respectively.

For the six months ended June 30, 2024 and 2023, the Company incurred management fees of $747 and $475, respectively

C. Other – Kayne Anderson, an affiliate of the Advisor, made an equity contribution of $250 during the six months ended June 30, 2024.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$220,894	$224,946	$174,235	$177,526
Short-term investments	800	800	4,715	4,715
Total Investments	$221,694	$225,746	$178,950	$182,241

As of June 30, 2024 and December 31, 2023, $10,447 and $4,600, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023

Trading companies & distributors	20.2%	21.4%
Health care providers & services	12.1%	9.5%
Food products	12.0%	13.1%
Containers & packaging	8.3%	9.0%
Commercial services & supplies	7.0%	7.1%
Leisure products	5.2%	3.5%
Aerospace & defense	5.1%	6.1%
Professional services	4.8%	4.9%
IT services	4.2%	5.4%
Personal care products	3.6%	-%
Automobile components	2.1%	1.5%
Biotechnology	2.0%	2.3%
Machinery	1.9%	1.7%
Chemicals	1.9%	2.4%
Diversified telecommunication services	1.6%	2.1%
Wireless telecommunication services	1.6%	1.9%
Capital markets	1.3%	1.7%
Software	1.3%	1.7%
Textiles, apparel & luxury goods	1.3%	1.5%
Insurance	1.1%	1.4%
Health care equipment & supplies	0.7%	0.9%
Building products	0.7%	0.9%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of June 30, 2024 and December 31, 2023. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$224,946	$224,946
Short-term investments	800	-	-	800
Total Investments	$800	$-	$224,946	$225,746

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$177,526	$177,526
Short-term investments	4,715	-	-	4,715
Total Investments	$4,715	$-	$177,526	$182,241

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024	First-lien senior secured debt investments
Fair value, beginning of period	$199,194
Purchases of investments, including PIK, if any	27,532
Proceeds from sales of investments and principal repayments	(2,040)
Net change in unrealized gain (loss)	(70)
Net realized gain (loss)	-
Net accretion of discount on investments	330
Transfers into (out of) Level 3	-
Fair value, end of period	$224,946

For the three months ended June 30, 2023	First-lien senior secured debt investments
Fair value, beginning of period	$131,248
Purchases of investments, including PIK, if any	12,688
Proceeds from sales of investments and principal repayments	(3,484)
Net change in unrealized gain (loss)	(117)
Net realized gain (loss)	-
Net accretion of discount on investments	209
Transfers into (out of) Level 3	-
Fair value, end of period	$140,544

For the six months ended June 30, 2024	First-lien senior secured debt investments
Fair value, beginning of period	$177,526
Purchases of investments, including PIK, if any	54,948
Proceeds from sales of investments and principal repayments	(9,002)
Net change in unrealized gain (loss)	761
Net realized gain (loss)	-
Net accretion of discount on investments	713
Transfers into (out of) Level 3	-
Fair value, end of period	$224,946

For the six months ended June 30, 2023	First-lien senior secured debt investments
Fair value, beginning of period	$107,312
Purchases of investments, including PIK, if any	36,732
Proceeds from principal payments and sales of investments	(4,274)
Net change in unrealized gain (loss)	371
Net realized gain (loss)	-
Net accretion of discount on investments	403
Transfers into (out of) Level 3	-
Fair value, end of period	$140,544

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of June 30, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$224,946	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	9.8%

	As of December 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$177,526	Discounted cash flow analysis	Discount rate	8.5% - 15.0%	9.8%

Note 6. Debt

As of June 30, 2024, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 21, 2025. The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. As of June 30, 2024, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Debt obligations consisted of the following as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$2,500	$22,500
Total debt	$25,000	$2,500	$22,500

(1)	The amount available do not reflect any limitations related to the Subscription Credit Facility’s borrowing base as of June 30, 2024.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of June 30, 2024 and December 31, 2023, respectively.

For the six months ended June 30, 2024 and 2023, the weighted average interest rate of borrowings outstanding was 7.52% and 6.6%, respectively.  As of June 30, 2024, the Company had $2,500 outstanding under the Subscription Credit Facility at a weighted average interest rate of 7.63%.  As of June 30, 2023, the Company had $3,250 outstanding under the Subscription Credit Facility at a weighted average interest rate of 7.10%. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Share Transactions

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024
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

As of June 30, 2024, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $160,535 of undrawn commitments at June 30, 2024. See Note 11 – Subsequent Events.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the six months ended June 30, 2024 and 2023, respectively. See Note 11 – Subsequent Events.

For the six months ended June 30, 2024
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 6, 2024	March 29, 2024	April 17, 2024	$136.00
May 8, 2024	June 28, 2024	July 15, 2024	137.00
Total dividends declared			$273.00

For the six months ended June 30, 2023
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 7, 2023	March 31, 2023	April 14, 2023	$115.00
May 10, 2023	June 30, 2023	July 14, 2023	136.00
Total dividends declared			$251.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the six months ended June 30, 2024 and 2023, respectively. See Note 11 – Subsequent Events.

For the six months ended June 30, 2024
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2023	January 16, 2024	883	$4,616
March 29, 2024	April 17, 2024	1,047	5,509
		1,930	$10,125

For the six months ended June 30, 2023
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2022	January 13, 2023	340	$1,750
March 31, 2023	April 14, 2023	564	2,923
		904	$4,673

For the dividend declared on May 8, 2024 and paid on July 15, 2024, there were 162 shares issued with a DRIP value of $854. These shares are excluded from the table above, as the DRIP shares were issued after June 30, 2024.

Note 8. Commitments and Contingencies

The Company had an aggregate of $27,445 and $24,067, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2024 and December 31, 2023. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

A summary of the composition of the unfunded commitments as of June 30, 2024 and December 31, 2023 is shown in the table below.

	As of	As of
	June 30, 2024	December 31, 2023
Alcami Corporation (Alcami)	$548	$891
Allcat Claims Service, LLC	460	460
Allentown, LLC	197	233
American Soccer Company, Incorporated (SCORE)	20	223
Basel U.S. Acquisition Co., Inc. (IAC)	399	399
BCI Burke Holding Corp.	618	618
OAO Acquisitions, Inc. (BearCom)	1,281	1,449
BLP Buyer, Inc. (Bishop Lifting Products)	636	1,238
BR PJK Produce, LLC (Keany)	395	482
Brightview, LLC	33	-
Carton Packaging Buyer, Inc.	639	639
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	3,357	-
CGI Automated Manufacturing, LLC	33	141
City Line Distributors, LLC	533	1,121
DISA Holdings Corp. (DISA)	555	940
Diverzify Intermediate, LLC	811	-
EIS Legacy, LLC	-	1,659
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	281	-
Envirotech Services, LLC	1,173	-
FCA, LLC (FCA Packaging)	269	288
Guardian Dentistry Partners	77	-
Guided Practice Solutions: Dental, LLC (GPS)	959	2,361
Gulf Pacific Holdings, LLC	742	870
IF&P Foods, LLC (FreshEdge)	237	237
Improving Acquisition LLC	327	328
Krayden Holdings, Inc.	1,812	1,812
Light Wave Dental Management LLC	237	227
LSL Industries, LLC (LSL Healthcare)	1,305	1,305
Luxium Solutions, LLC	312	-
MacNeill Pride Group	260	1,184
Phoenix YW Buyer, Inc. (Elida Beauty)	444	-
Pixel Intermediate, LLC	369	-
Refocus Management Services, LLC	1,722	-
The Robinette Company	1,337	-
Ruff Roofers Buyer, LLC	2,470	2,471
Salt Dental Collective	442	-
SGA Dental Partners Holdings, LLC	1,039	1,121
Siegel Egg Co., LLC	84	85
Spinrite, Inc.	416	-
Vehicle Accessories, Inc.	140	-
Vitesse Systems Parent, LLC	52	-
Worldwide Produce Acquisition, LLC	424	1,285
Total unfunded commitments	$27,445	$24,067

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2024 and 2023.

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net increase (decrease) in net assets resulting from operations	$6,043	$3,517	$12,576	$6,951
Weighted average shares of common stock outstanding - basic and diluted	41,749	26,151	40,080	24,358
Earnings (loss) per share of common stock - basic and diluted	$145	$134	$314	$285

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023.

	For the six months ended June 30,
	2024 (amounts in thousands, except share and per share amounts)	2023 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,229	$5,153

Results of Operations:
Net Investment Income	295	270
Net Realized and Unrealized Gain (Loss) on Investments(2)	18	13
Net Increase (Decrease) in Net Assets Resulting from Operations	313	283

Dividends to Common Stockholders
Dividends from Net Investment Income	(273)	(251)
Net Decrease in Net Assets Resulting from Dividends	(273)	(251)
Net Asset Value, End of Period	$5,269	$5,185

Shares Outstanding, End of Period	41,933	26,231

Ratio/Supplemental Data
Net assets, end of period	$220,947	$136,013
Weighted-average shares outstanding	40,080	24,358
Total Return(3)	6.1%	5.6%
Portfolio turnover	4.5%	3.4%
Ratio of operating expenses to average net assets(4)	1.3%	1.7%
Ratio of net investment income (loss) to average net assets(4)	11.5%	10.6%

(1)	The per common share data was derived by using weighted average shares outstanding.

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

On July 3, 2024, the Company sold 4,745 shares of its common stock for an aggregate offering price of $25,000. The Company has existing subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock ($135,535 is undrawn following this share issuance). No underwriting discounts or commissions have been or will be paid in connection with the sale of such shares of common stock. This issuance of the common stock is exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from the stockholders in the subscription agreements that each stockholder was an accredited investor as defined in Regulation D under the Securities Act.

On July 15, 2024, the Company paid a dividend of $137 per share to each common stockholder of record as of June 28, 2024. The total distribution was $5,745 and $854 was reinvested into the Company through the issuance of 162 shares of common stock.

On August 7, 2024, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $165 per share. The dividend of $165 per share will be paid on October 15, 2024 to stockholders of record as of the close of business on September 30, 2024, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $6.9 billion related to middle market private credit as of June 30, 2024.

Recent Developments

On July 3, 2024, we sold 4,745 shares of common stock for an aggregate offering price of $25.0 million. We have existing subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock ($135.5 million is undrawn following this share issuance).

On July 15, 2024, we paid a distribution of $137 per share to each common stockholder of record as of June 28, 2024. The total distribution was $5.7 million and $0.9 million was reinvested into the Company through the purchase of 162 shares of common stock..

On August 7, 2024, our Board of Directors declared a distribution of $165 per share to common stockholders. The dividend of $165 per share will be paid on October 15, 2024 to stockholders of record as of the close of business on September 30, 2024, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of June 30, 2024, we had investments in 62 portfolio companies with an aggregate fair value of approximately $224.9 million, and unfunded commitments to these portfolio companies of $27.4 million, and our portfolio consisted of 100% first lien senior secured loans.

As of June 30, 2024, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were 12.2% and 12.4%, respectively.

As of June 30, 2024, our portfolio was invested across 22 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of June 30, 2024 were Trading Companies & Distributors, Health Care Providers & Services, Food Products and Containers & Packaging, which represented, as a percentage of our portfolio of long-term investments, 20.2%, 12.1%, 12.0% and 8.3%, respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of June 30, 2024, our average position size based on commitment (at the portfolio company level) was $4.1 million.

As of June 30, 2024, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $55.2 million and $40.7 million, respectively, based on fair value1.

As of June 30, 2024, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.2%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

[1]	Excludes investments on watch list, which represent 2.6% of the total fair value of debt investments as of June 30, 2024.

As of June 30, 2024, none of our debt investments in portfolio companies were on non-accrual.

As of June 30, 2024, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was of 4.1x and 2.2x, respectively, based on fair value1.

As of June 30, 2024, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

[1]	Excludes investments on watch list, which represent 2.6% of the total fair value of debt investments as of June 30, 2024.

Our investment activity for the three months ended June 30, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended June 30,
	2024 ($ in millions)	2023 ($ in millions)

New investments:
Gross new investments commitments	$28.0	$9.0
Less: investment commitments sold down, exited or repaid(1)	(2.8)	(3.8)
Net investment commitments	25.2	5.2

Principal amount of investments funded:
Private credit investments	$28.1	$12.8
Liquid credit investments	-	-
Total principal amount of investments funded	28.1	12.8

Principal amount of investments sold / repaid:
Private credit investments	(2.0)	(3.3)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(2.0)	(3.3)

Number of new investment commitments	17	2
Average new investment commitment amount	$1.6	$4.5
Weighted average maturity for new investment commitments(2)	4.1 years	5.5 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	11.3%	12.1%
Weighted average interest rate on investment sold or paid down(4)	11.6%	11.7%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at June 30, 2024 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(4)	Based on the underlying rate if still held at June 30, 2024. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of June 30, 2024 and December 31, 2023.

As of June 30, 2024				As of December 31, 2023
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$5.9	2.6%	2	3.2%	$6.1	3.4%	2	3.9%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023

Trading companies & distributors	20.2%	21.4%
Health care providers & services	12.1%	9.5%
Food products	12.0%	13.1%
Containers & packaging	8.3%	9.0%
Commercial services & supplies	7.0%	7.1%
Leisure products	5.2%	3.5%
Aerospace & defense	5.1%	6.1%
Professional services	4.8%	4.9%
IT services	4.2%	5.4%
Personal care products	3.6%	-%
Automobile components	2.1%	1.5%
Biotechnology	2.0%	2.3%
Machinery	1.9%	1.7%
Chemicals	1.9%	2.4%
Diversified telecommunication services	1.6%	2.1%
Wireless telecommunication services	1.6%	1.9%
Capital markets	1.3%	1.7%
Software	1.3%	1.7%
Textiles, apparel & luxury goods	1.3%	1.5%
Insurance	1.1%	1.4%
Health care equipment & supplies	0.7%	0.9%
Building products	0.7%	0.9%
Total	100.0%	100.0%

Results of Operations

For the three and six months ended June 30, 2024 and 2023, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and six months ended June 30, 2024 and 2023.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$6.79	$4.12	$13.14	$7.62
Less: Net expenses	(0.68)	(0.49)	(1.32)	(1.04)
Net investment income	6.11	3.63	11.82	6.58
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(0.07)	(0.12)	0.76	0.37
Net increase (decrease) in net assets resulting from operations	$6.04	$3.51	$12.58	$6.95

Investment Income

Investment income for the three and six months ended June 30, 2024 totaled $6.8 million and $13.1 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and six months ended June 30, 2023 totaled $4.1 million and $7.6 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2024, we had $0.02 million and $0.03 million, respectively, of PIK interest included in interest income. There was no PIK interest for the three and six months ended June 30, 2023. As of June 30, 2024 and 2023, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.04	$0.03	$0.09	$0.14
Management fees	0.40	0.26	0.75	0.48
Other operating expenses	0.20	0.16	0.40	0.35
Deferred offering costs	-	-	-	-
Directors fees	0.04	0.04	0.08	0.07
Total expenses	$0.68	$0.49	$1.32	$1.04

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2024 and 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$0.78	$0.45	$1.53	$1.25
Unrealized (losses) on investments	(0.85)	(0.57)	(0.77)	(0.88)
Net change in unrealized gains (losses) on investments	$(0.07)	$(0.12)	$0.76	$0.37

For these three-month periods ended June 30, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the three months ended
June 30, 2024
($ in millions)
Portfolio Company
Energy Acquisition LP (Electrical Components International – ECI)	$0.10
Silk Holdings III Corp. (Suave)	0.09
Phoenix YW Buyer, Inc. (Elida Beauty)	0.07
The Robinette Company	0.07
Innopak Industries, Inc.	0.05
Other portfolio companies unrealized gains	0.40
Other portfolio companies unrealized (losses)	(0.41)
BLP Buyer, Inc. (Bishop Lifting Products)	(0.04)
BCDI Meteor Acquisition, LLC (Meteor)	(0.05)
Basel U.S. Acquisition Co., Inc. (IAC)	(0.07)
Siegel Egg Co., LLC	(0.13)
Engineered Fastener Company, LLC (EFC International)	(0.15)
Total Unrealized Appreciation (Depreciation), net	$(0.07)

For the three months ended
June 30, 2023
($ in millions)
Portfolio Company
Light Wave Dental Management LLC	$0.21
Alcami Corporation (Alcami)	0.08
BLP Buyer, Inc. (Bishop Lifting Products)	0.07
American Equipment Holdings LLC	0.03
Allentown, LLC	0.02
Other portfolio companies unrealized gains	0.04
Other portfolio companies unrealized (losses)	(0.24)
Improving Acquisition LLC	(0.04)
Genuine Cable Group, LLC	(0.05)
IF&P Foods, LLC (FreshEdge)	(0.05)
BCDI Meteor Acquisition, LLC (Meteor)	(0.06)
Siegel Egg Co., LLC	(0.13)
Total Unrealized Appreciation (Depreciation), net	$(0.12)

For these six-month periods ended June 30, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the six months ended
June 30, 2024
($ in millions)
Portfolio Company
Envirotech Services, LLC	$0.15
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	0.14
Pixel Intermediate, LLC	0.12
MVP VIP Borrower, LLC	0.12
Refocus Management Services, LLC	0.12
Other portfolio companies unrealized gains	0.88
Other portfolio companies unrealized (losses)	(0.36)
Gulf Pacific Holdings	(0.04)
Basel U.S. Acquisition Co., Inc. (IAC)	(0.06)
Engineered Fastener Company, LLC (EFC International)	(0.07)
Universal Marine Medical Supply International, LLC (Unimed)	(0.09)
Siegel Egg Co., LLC	(0.15)
Total Change in Unrealized Gain (Loss), net	$0.76

For the six months ended
June 30, 2023
($ in millions)
Portfolio Company
Light Wave Dental Management LLC	$0.21
Engineered Fastener Company, LLC (EFC International)	0.16
Krayden Holdings, Inc.	0.14
Worldwide Produce Acquisition, LLC	0.14
Alcami Corporation (Alcami)	0.11
Other portfolio companies unrealized gains	0.49
Other portfolio companies unrealized (losses)	(0.46)
IF&P Foods, LLC (FreshEdge)	(0.06)
BCDI Meteor Acquisition, LLC (Meteor)	(0.06)
Domain Information Services Inc. (Integris)	(0.08)
Genuine Cable Group, LLC	(0.08)
Siegel Egg Co., LLC	(0.14)
Total Change in Unrealized Gain (Loss), net	$0.37

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2024, our asset coverage ratio was not meaningful, as we only had $2.5 million borrowed under our subscription credit facility. As of December 31, 2023, we did not have any borrowings outstanding under our subscription credit facility.   We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of June 30, 2024, we had $2.5 borrowed under our subscription credit facility and had cash and cash equivalents of $2.7 million (including short-term investments). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of August 8, 2024, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $6.2 million.

Capital Contributions

During the six months ended June 30, 2024, we issued and sold 4,710 shares of our common stock related to capital called at an aggregate purchase price of $25.0 million. During the six months ended June 30, 2023, we issued and sold 4,775 shares of our common stock related to capital called at an aggregate purchase price of $25.0 million. As of August 8, 2024, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $135.5 million ($218.0 million or 61.7% funded).

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at June 30, 2024 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$2.5	$2.5	$-	$-	$-
Total contractual obligations	$2.5	$2.5	$-	$-	$-

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we had an aggregate $27.4 million and $24.1 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2024, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(4.5)	$(0.1)	$(4.4)
Down 100 basis points	$(2.3)	$(0.0)	$(2.3)
Up 100 basis points	$2.3	$0.0	$2.3
Up 200 basis points	$4.5	$0.1	$4.4

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the six months ended June 30, 2024, we issued and sold 4,710 shares of common stock at an aggregate offering amount of approximately $25.0 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Date: August 13, 2024

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2024

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2024

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)