Form 10-K
period 2024-12-31
Kayne DL 2021, Inc.
filed 2025-03-03
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of February 21, 2025, the registrant had 56,769 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

Documents Incorporated by Reference

Kayne DL 2021, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2024, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowings under our credit facility to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Part I – Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Item 1. Business

Overview

Kayne DL 2021, Inc. is a Delaware corporation formed to make investments in middle-market companies and commenced operations on December 16, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

We are a business development company (“BDC”) that invests primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to private middle market companies. We are managed by our investment advisor KA Credit Advisors II, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. Our Advisor operates within Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”). Our Advisor is registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

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

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. Under normal market conditions, we expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings under credit facilities) to be invested in first lien senior secured, unitranche and split-lien loans. Our investment decisions are made on a case-by-case basis. We expect that a majority of these debt investments will be made in core middle market companies and will generally have stated maturities of three to six years. We expect that the loans in which we principally invest will be to companies that are located in the United States. We determine the location of a company as being in the United States by (i) such company being organized under the laws of one of the states in the United States; or (ii) during its most recent fiscal year, such company derived at least 50% of its revenues or profits from goods produced or sold, investments made, or services performed in the United States or has at least 50% of its assets in the United States.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”), which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.1 billion related to middle market private credit as of December 31, 2024. See “Risk Factors—Risks Relating to Our Business and Structure—We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business,” and “––Risks Relating to Our Investments – Limitations of investment due diligence expose us to investment risk.”

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

Senior secured debt often has restrictive covenants for the purpose of pursuing principal protection and repayment before junior creditors as covenants provide opportunities for lenders to take action following a covenant breach. The loans in which we principally invest have financial maintenance covenants, which require borrowers maintain certain performance criteria and financial ratios on a monthly or quarterly basis. We do not expect to principally invest in “covenant-lite” loans; we use the term “covenant lite” to refer generally to loans that do not have a customary set of financial maintenance covenants.

Investment Portfolio

Our portfolio is currently comprised of a broad mix of loans, with diversity among investment size and industry focus. The Advisor’s team of professionals conducts due diligence on prospective investments during the underwriting process and is involved in structuring the credit terms of our private middle market investments. Once an investment has been made, our Advisor closely monitors each portfolio investment and takes a proactive approach to identify and address sector or company specific risks. The Advisor seeks to maintain a regular dialogue with portfolio company management teams (as well as their owners, the majority of whom are private equity firms, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities. There are no assurances that we will achieve our investment objectives.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2024:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	Trading companies & distributors	$7.0	2.7%
2	Engineered Fastener Company, LLC (EFC International)	Trading companies & distributors	$6.9	2.6%
3	Genuine Cable Group, LLC	Trading companies & distributors	$6.8	2.6%
4	Vitesse Systems Parent, LLC	Aerospace & defense	$6.7	2.5%
5	BR PJK Produce, LLC (Keany)	Food products	$6.4	2.4%
6	Guided Practice Solutions: Dental, LLC (GPS)	Health care providers & services	$6.3	2.4%
7	Light Wave Dental Management, LLC	Health care providers & services	$6.2	2.4%
8	American Equipment Holdings LLC	Commercial services & supplies	$6.0	2.3%
9	BLP Buyer, Inc. (Bishop Lifting Products)	Commercial services & supplies	$5.9	2.3%
10	Envirotech Services, LLC	Professional services	$5.8	2.2%
			$64.0	24.4%

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments. As of December 31, 2024, 4.3% of the Company’s total assets were in non-qualifying investments.

Market Opportunity

We believe that our investments represent attractive opportunities as these investments (i) generate what we believe are attractive yields (based on our Advisor’s assessment of the relative risk profile of these investments), (ii) make interest payments to us and (iii) typically rank ahead of other debt instruments in the borrower’s capital structure (100.0% of our portfolio consisted of first lien senior secured loans as of December 31, 2024), as described above in “—Investment Objective, Principal Strategy and Investment Structures”.

Long-Term Demand Drivers in the U.S. Middle Market

We expect that a number of factors will continue to drive strong demand for middle market senior credit, both by private equity owned and non-private equity owned companies, for the foreseeable future, including: (i) the sheer scale of the U.S. middle market and (ii) a significant amount of un-invested middle market private equity capital.

The universe of U.S. middle market companies (as defined by the National Center for the Middle Market and including all businesses with revenues from $10.0 million to $1.0 billion) consists of nearly 200,000 potential borrowers, a substantial portion of which we believe will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. Together, these businesses represent approximately one-third of the U.S. private sector gross domestic product (“GDP”) making them equivalent to the size of the third largest economy in the world on a standalone basis. (Source: National Center for The Middle Market’s Mid-Year 2024 Middle Market Indicator).

Private equity firms investing in these businesses held more than $1.5 trillion in un-invested capital (“dry powder”) as of February 2025. We expect these private equity firms will continue to pursue acquisitions and will seek to fund a portion of these transactions with debt. (Source: Preqin).

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

Middle Market Attractiveness

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

Competitive Strengths

Our Advisor utilizes KAPC’s direct lending platform to pursue investment opportunities. The leadership team of KAPC has invested in this market across multiple platforms (e.g., not only as part of KAPC) and economic cycles, working directly together as a team for the better part of three decades. This experience over multiple decades allows KAPC to focus on transactions in markets where it has substantial experience and where it can bring its expertise in negotiating and structuring investments. Other specific competitive strengths of KAPC which inure to the benefit of KBDC include:

Leading U.S. Core Middle Market Debt Platform. We have benefited and expect to continue to benefit from our relationship with KAPC’s large direct lending platform through our Advisor. Since its inception through December 31, 2024, KAPC has deployed nearly $12.7 billion of capital across 426 investments in 207 portfolio companies. Our Advisor (or an affiliate thereof) has been lead agent or co-agent in approximately 76% of investments since the inception of KAPC.

Experienced Credit Investors with Long Track Record. Core middle market direct lending is led by Ken Leonard (Co-CEO of the Company), Doug Goodwillie (Co-CEO of the Company) and Andy Marek (Managing Partner of KAPC), who have a combined 90+ years of lending experience, having collectively completed transactions representing over $17.2 billion in underwritten middle market loan commitments across multiple credit cycles since 2000. These three individuals are primarily responsible for the day-to-day operations of KAPC and have worked together directly since 2002 while Ken Leonard and Andy Marek have worked together since the late 1980’s. Ken Leonard and Doug Goodwillie are primarily responsible for the day-to-day operations of KBDC.

The Advisor’s investment committee consists of four members (Terry Quinn, Paul Blank, Doug Goodwillie and Ken Leonard) with average experience in credit investing in excess of 30 years. The Advisor’s investment committee has overall responsibility for evaluating and unanimously approving the Company’s investments and portfolio allocations, subject to the oversight of our Board.

Sourcing Advantage and Well-Established Direct Relationship Model. We believe that KAPC’s relationship-based sourcing model provides strong access to proprietary transaction flow, allowing us to be highly selective in the transactions that we pursue. For the period 2021 through December 31, 2024, approximately 63% of opportunities sourced by our Advisor and 88% of opportunities executed by our Advisor were done so without the presence of a financial intermediary, a fact pattern placing specific emphasis on long-term relationships, reputation and certainty of execution with transaction counterparties. Importantly, we believe (based on KAPC’s experience) that our existing portfolio will continue to be an engine of new investment opportunities and will support investment flows even when broader M&A markets may have slowed.

We believe that our direct sourcing model creates repeat business and sticky relationships. Under this model, since inception, (i) greater than 90% of KAPC’s investments are in companies sponsored by private equity firms (approximately 99% of the Company’s investments as of December 31, 2024), (ii) approximately 58% of KAPC’s investments were made with repeat private equity sponsors and (iii) over 110 private equity sponsors have partnered with KAPC to provide debt financing to their portfolio companies.

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

Disciplined Diligence Processes, Regimented Portfolio Monitoring and Active Management. Our Advisor completes substantial hands-on diligence throughout its investment process, which is centered around addressing a potential portfolio company’s industry trends, competitive dynamics, customer base, economic drivers, historical financial performance, financial projections, other factors such as legal and environmental assessments as well as the strengths and weaknesses of management and / or the private equity sponsor or ownership. We target a lead or co-lead agent role in a majority of our investments (KAPC has been lead or co-lead agent in approximately 76% of investments since inception), typically enabling us to lead the diligence, documentation and workout processes. Since inception, KAPC has reported realized loss rates of approximately 0.2% of average outstanding investments on an annualized basis.

Competition

We compete with a number of BDCs and investment funds (both public and private), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our model of investing in companies participating in industries which we know well.

We believe that some of our competitors may make loans with interest rates that will be lower than the rates that we offer. We do not seek to compete solely on the interest rates that we offer to potential portfolio companies. For additional information concerning competitive risks, see “Item 1A – Risk Factors.”

Kayne Anderson, Kayne Anderson Private Credit and The Advisor

Kayne Anderson

Founded in 1984, Kayne Anderson is a prominent alternative investment management firm which is registered with the SEC under the Advisers Act, focused on real estate, credit and infrastructure/energy. Kayne Anderson provides corporate and management services (such as information technology, human resources, compliance and legal services) to the Advisor.

As of December 31, 2024, investment vehicles managed or advised by Kayne Anderson had over $36 billion in assets under management (“AUM”) for institutional investors, family offices, high net worth and retail clients. Kayne Anderson has over 350 professionals located across five offices across the U.S. The firm has approximately 150 investment professionals, approximately 33 of whom are dedicated to credit investing.

Kayne Anderson Private Credit

KAPC is Kayne Anderson’s line of business focused on private credit that operates various fund vehicles targeting middle market first lien senior secured, unitranche, and split-lien loans. KAPC was established in 2011 and manages (indirectly through affiliates) AUM of approximately $7.1 billion related to middle market private credit as of December 31, 2024.

KAPC’s integrated and scaled platform combines direct loan origination, strong fundamental credit analysis and relative-value perspective.

The Advisor – KA Credit Advisors II, LLC

Our investment activities are managed by our Advisor, an indirect controlled subsidiary of Kayne Anderson, and the Advisor operates within KAPC’s line of business. The Advisor is an investment advisor registered with the SEC under the Advisers Act pursuant to the Investment Advisory Agreement. In accordance with the Advisors Act, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC. While we do not have any employees, the Advisor and its affiliates have a team of approximately 33 investment professionals who are primarily focused on credit investments. The investment team is supported by a team of finance, legal, compliance, operations and administrative professionals.

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

The Advisor’s investment committee has overall responsibility for evaluating and unanimously approving the Company’s investments, and its portfolio allocations, subject to the oversight of our Board. The Advisor’s investment committee review process is intended to bring the diverse experience and perspectives of the Advisor’s investment committee members to the analysis and consideration of every investment. The Advisor’s investment committee currently consists of Terrence J. Quinn, Vice Chairman of Kayne Anderson and Vice Chair of the Company; Paul S. Blank, President and Chief Operating Officer of Kayne Anderson; Douglas L. Goodwillie, Co-Head of Private Credit at Kayne Anderson and Co-Chief Executive Officer of the Company; and Kenneth B. Leonard, Co-Head of Private Credit at Kayne Anderson and Co-Chief Executive Officer of the Company. The Advisor’s investment committee also determines appropriate investment sizing and mandates ongoing monitoring requirements. Douglas L. Goodwillie and Kenneth B. Leonard, each a Co-Chief Executive Officer of the Company, are jointly and primarily responsible for the day-to-day management of the Company’s portfolio.

In addition to reviewing investments, the Advisor’s investment committee meetings serve as a forum to discuss credit views and outlooks. The Advisor’s investment committee also reviews potential transactions and deal flow on a regular basis. Members of the investment team are encouraged to share information and views on credit with the committee early in their analysis. We believe this process improves the quality of the analysis and enables investment team members to work more efficiently.

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

On February 13, 2025, we sold 4,754 shares of our common stock for a total aggregate offering price of $25 million. As of February 21, 2025, we had entered into subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock ($85.5 million is undrawn).

We conducted the following private offerings of our common stock associated with these subscription agreements during the year ended December 31, 2024.

Capital call notice date	Common stock issue date	Common stock shares issued	Aggregate offering amount ($ in millions)
February 2, 2024	February 15, 2024	4,710	$25.0
June 20, 2024	July 3, 2024	4,745	25.0
October 9, 2024	October 23, 2024	4,754	25.0
Total common stock issued		14,209	$75.0

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

Investment Advisory Agreement

On February 19, 2025, our Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2026. Pursuant to the Investment Advisory Agreement, we pay our Advisor a fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice.

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

Administration Agreement

On December 16, 2021, we entered into an administration agreement the (“Administration Agreement”) with our Advisor, which serves as our administrator (the “Administrator”) and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to) accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to our stockholders and filed with the SEC.

On February 19, 2025, the Board approved an additional one-year term of the Administration Agreement through March 15, 2026.

We reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement. As the Company reimburses the Administrator for its expenses, those costs will be ultimately borne by stockholders. The Administration Agreement may be terminated by either party with 60 days’ written notice.

Since the inception of the Company, the Administrator has engaged sub-administrators to assist the Administrator in performing certain of its administrative duties. During this period, the Administrator has not sought reimbursement of its expenses other than expenses incurred by the sub-administrators. On March 28, 2023, the Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement. Under the terms of the sub-administration agreement, Ultimus Fund Solutions, LLC provides fund administration and fund accounting services. Since March 28, 2023, the Company has paid fees to Ultimus Fund Solutions, LLC, which constitute reimbursable expenses under the Administration Agreement. The Administrator may enter into additional sub-administration agreements with third parties to perform other administrative and professional services on behalf of the Administrator.

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

Senior Securities and Indebtedness

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares of common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. We are required to meet an asset coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act, or if later, for the year following our first annual report required to be filed with the SEC as a public company) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Reporting Obligations

Shareholders and the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. Information on the operation of the SEC’s public reference room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330. The reference to our website and the SEC’s website is an inactive textual reference only, and the information should not be considered a part of this Form 10-K.

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

Item 1A. Risk Factors

Investing in our shares of common stock involves a number of significant risks. Before you invest in our shares of common stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our business, operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Summary of Principal Risk Factors

Investing in our shares of common stock involves a number of significant risks. You should carefully consider information found in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. Some of the risks involved in investing in our shares of common stock include:

Principal Risks Relating to Our Business and Structure

●	We have a limited operating history and our Advisor and its affiliates have limited experience advising BDCs and may not replicate the historical results achieved by other entities managed by members of the Advisor’s investment committee, the Advisor or its affiliates.

●	We use leverage pursuant to borrowings under credit facilities to finance our investments and changes in interest rates will affect our cost of capital and net investment income.

●	We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	Our financial condition, results of operations and cash flows depend on our ability to manage our business and future growth effectively.

●	There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to obligations the Advisor’s investment committee, the Advisor or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.

●	We generally may make investments that could give rise to a conflict of interest and our ability to enter into transactions with our affiliates will be restricted.

●	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

●	We will be subject to corporate-level income tax if we are unable to continue to qualify as a RIC.

●	We finance our investments with borrowings under credit facilities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

●	Adverse developments in the credit markets may impair our ability to enter into new credit facilities.

●	The majority of our portfolio investments are recorded at fair value as determined in good faith by our Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.

●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.

●	Efforts to comply with the Exchange Act and the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance would adversely affect us and the value of our shares of common stock.

●	We are highly dependent on information systems, and cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies, which may, in turn, negatively affect the value of our shares of common stock and our ability to pay distributions.

Principal Risks Relating to Our Investments

●	We are subject to risks associated with the current interest rate environment, and rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.

●	Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

●	We invest in highly leveraged companies, which could cause us to lose all or a part of our investment in those companies.

●	We are subject to risks associated with our investments in unitranche secured loans and securities, including the potential loss of all or part of such investments.
●	Our investments in securities that are rated below investment grade (i.e. “junk bonds”) may be risky and we could lose all or part of our investments.
●	Defaults by our portfolio companies, including defaults relating to collateral, will harm our operating results.
●	The lack of liquidity in our investments may adversely affect our business.

●	Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

●	Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

●	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

●	There is no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
●	Our investments in the Trading Companies & Distributors industry face considerable uncertainties including significant regulatory challenges.

Risks Relating to Our Common Stock

●	There is no public market for our shares of common stock, and we cannot assure you that a market for our shares of common stock will develop in the future.

●	During extended periods of capital market disruption and instability, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

●	Our stockholders may experience dilution in their ownership percentage.

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

We use leverage pursuant to borrowings under credit facilities and intend to further borrow under credit facilities in the future in order to finance our investments. As a result, our net investment income will depend, in part, upon the difference between the rate at which we borrow under credit facilities and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings under credit facilities will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income.  See “Risks Relating to Our Investments—We are subject to risks associated with the current interest rate environment, and rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.”

In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating, which could reduce our net investment income to the extent any of our debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations.  Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws.  These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. See “Risks Relating to Our Investments—We are subject to risks under hedging transactions and our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.”

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

Our ability to achieve our investment objective depends on our ability to manage and grow our business, which depends, in turn, on the Advisor’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Advisor’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of the Advisor has substantial responsibilities under our Investment Advisor Agreement. We can offer no assurance that any current or future employees of the Advisor will contribute effectively to the work of, or remain associated with, the Advisor. We caution you that the principals of our Advisor or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by affiliates of the Advisor. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We may make investments in, or loans to, companies that are not subject to public company reporting requirements including requirements regarding preparation of financial statements and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Advisor to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on and effectively monitor investments may be impeded, and we may not realize the returns that we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

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

In particular, the following conflicts of interest may arise, among others:

●	the members of the Advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by the Advisor or its affiliates;

●	the Advisor, its affiliates and its personnel may have obligations to other clients or investors in entities they manage, the fulfilment of which may not be in the best interests of us or our stockholders;

●	our investment objective may overlap with the investment objectives of such affiliated accounts;

●	certain of the Advisor’s other accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit affiliates of the Advisor to receive origination and other transaction fees;

●	members of Kayne Anderson and its affiliates may serve on the boards of directors of and advise companies that may compete with our portfolio investments. Moreover, other funds, separate accounts and other vehicles managed by Kayne Anderson and its affiliates may pursue investment opportunities that may also be suitable for us; and

●	the participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s base management fee is based, in part, on our fair market value of investments including assets purchased with borrowings under credit facilities, excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

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

The Advisor seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short term, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable. However, although the Advisor endeavors to fairly allocate investment opportunities in the long run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short term.

We do not expect to invest in, or hold securities of, companies that are controlled by our affiliates’ other clients. If our affiliates’ other client or clients gain control over one of our portfolio companies, this may create conflicts of interest and subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisor may be unable to implement our investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisor may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisor may choose to exit these investments prematurely and, as a result, we may forgo positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than us as a result of such transactions, our interests may not be aligned. Our ability to enter into transactions with our affiliates may be restricted.

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

We will be subject to corporate-level income tax if we are unable to continue to qualify as a RIC.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount (“OID”). This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities or increases in loan balances as a result of contracted PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. We may be also subject to the following risks associated with PIK and OID investments:

●	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

●	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

●	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

●	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

●	Use of PIK and OID securities may provide certain benefits to our Advisor including increasing management fees;

●	We may be required under the tax laws to make distributions of OID income to stockholders without receiving any cash. Such required cash distributions may have to be paid from borrowings, offering proceeds or the sale of our assets; and

●	The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

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

We intend to further borrow under credit facilities and, may issue preferred stock in the future (although we do not anticipate issuing preferred stock in the next 12 months), which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur.

Nevertheless, if the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our shares of common stock. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, if the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage. Similarly, any decrease in our revenue would cause its net income to decline more sharply than it would have if we had not borrowed or had borrowed less under the credit facilities.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings under our credit facilities and any preferred stock that we may issue in the future (although we do not anticipate issuing preferred stock in the next 12 months). The current asset coverage ratio applicable to the Company is 150%. If this ratio were to decline below the then applicable minimum asset coverage ratio, we would be unable to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.

Provisions in our credit facilities contain various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

Our credit facilities are backed by all or a portion of our loans and securities on which the lenders have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with the lenders pursuant to our credit facilities. We expect that any security interests we grant will be set forth in a pledge and security agreement or other collateral arrangement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we default under the terms of our credit facilities, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our continued compliance with the covenants contained under the credit facilities depends on many factors, some of which are beyond our control, and there can be no assurances that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the credit facilities have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under our credit facilities or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.

Adverse developments in the credit markets may impair our ability to enter into new credit facilities.

Following the passage of Dodd-Frank, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all, and one or more of our credit facilities could be accelerated by the lenders.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted, which left the architecture and core features of Dodd-Frank intact but significantly recalibrated applicability thresholds, revised various post-crisis regulatory requirements, and provided targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to Dodd-Frank were a substantial increase in the $50 billion asset threshold to $250 billion for automatic regulation of bank holding companies (“BHCs”) as “systemically important financial institutions,” an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, and amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. In addition, effective October 1, 2020, the U.S. Federal Reserve, SEC and other federal agencies modified their regulations under the Volcker Rule to loosen the restrictions on financial institutions. The effects of these and any further rules or regulations that may be enacted by the federal government are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

Our business depends on the communications and information systems of our Advisor and its affiliates, our portfolio companies and third-party service providers. These systems are subject to potential cybersecurity attacks and incidents, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. Cyber hacking could also cause significant disruption and harm to the companies in which we invest. Additionally, digital and network technologies might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our stockholders.

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

Risks Relating to Our Investments

We are subject to risks associated with the current interest rate environment, and rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.

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

In an effort to control inflation, the U.S. Federal Reserve Board (the “Fed”) has sharply raised interest rates in recent years, and they remain near their highest levels in over twenty years. Other central banks globally have implemented similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions). Although recently both the Fed and other central banks globally have begun lowering rates, there is no certainty that further reductions will occur. There is no assurance that the actions being taken by the Fed will improve the outlook for long-term inflation or whether they might result in a recession. A recession could lead to declined employment, global demand destruction and/or business failures, which may result in a decline in the value of our portfolio. In addition, increased interest rates could increase our cost of borrowing and reduce the return on leverage to common stockholders.

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

In making the assessment and otherwise conducting customary due diligence, the Advisor will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about those entities.

We may make investments in, or loans to, companies that are not subject to public company reporting requirements including requirements regarding preparation of financial statements, and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Advisor to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on and effectively monitor investments may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

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

The debt that we invest in is typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these rating entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments will result in an above average amount of risk and volatility or loss of principal.

We are subject to risks associated with our investments in unitranche secured loans and securities, including the potential loss of all or part of such investments.

We invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first-lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second-lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

Our investments in securities that are rated below investment grade (i.e. “junk bonds”) may be risky and we could lose all or part of our investments.

We invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing.

Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.

We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

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

We may also make unsecured debt investments in portfolio companies in the form of borrowings under credit facilities, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

Further, in connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or we may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

We have a maturity policy between three to six years for our debt investments. The portfolio companies in which we invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default are increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. As a result, once our investments mature, we will need to seek new investments for such capital.

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

We are subject to risks under hedging transactions and our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Although we do not engage in hedging transactions as a principal investment strategy, we may engage in hedging transactions in the form of interest rate swaps, caps, collars and floors, intended to limit our exposure to interest rate fluctuations to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions would entail additional risks to our stockholders.

In addition, we are subject to legislation that may limit our ability to enter into such transactions. For example, in August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We intend to operate under the limited derivatives user exemption of Rule 18f-4 and have adopted written policies and procedures reasonably designed to manage our derivatives risk pursuant to Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

We are subject to risks associated with our investment and trading of liquid credit (i.e., broadly syndicated loans).

From time to time, we may invest in liquid credit (i.e., broadly syndicated loans) that may be traded in public or institutional financial markets for which there is a more active market than some of our other investments. These investments may expose us to various risks, including with respect to liquidity, price volatility, interest rate risk, ability to restructure in the event of distress, credit risks and less protective issuing documentation, than is the case with the loans to middle market companies that comprise nearly all of our debt investments. Certain of these instruments may be fixed rate assets, thereby exposing us to interest rate risk in the valuation of such investments. Additionally, the financial markets in which these assets may be traded are subject to significant volatility (including due to macroeconomic conditions), which may impact the value of such investments and our ability to sell such instruments without incurring losses. The foregoing may result in volatility in the valuation of our liquid credit investments, which would, in turn, impact our NAV. Similarly, a sudden and significant increase in market interest rates may increase the risk of payment defaults and cause a decline in the value of these investments and in our NAV. We may sell our liquid credit investments from time to time in order to generate proceeds for use in our investment program, and we may suffer losses in connection with any such sales, due to the foregoing factors. We may not realize gains from our liquid credit investments and any gains that we realize may not be sufficient to offset any other losses we experience.

Our investments in the Trading Companies & Distributors industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the Trading Companies & Distributors industry represent approximately 20.9% of our total portfolio as of December 31, 2024. Portfolio companies in the Trading Companies & Distributors industry are subject to many risks, including the negative impact of regulation, a competitive marketplace, decreased consumer demand and supply-chain disruptions. In recent years, supply-chain disruptions and global trade policies have had a negative impact on these industries and as Trading Companies & Distributors represent a significant portion of our investments, such adverse business and/or economic conditions have also impacted our portfolio. Adverse economic, business, or regulatory developments affecting the Trading Companies & Distributors industry, including trade policies, treaties and tariffs between the United States and other countries, could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our shares of common stock at a price below NAV per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our shares of common stock, or warrants, options, or rights to acquire our shares of common stock, at a price below the current NAV of our shares of common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing our shares of common stock or senior securities convertible into, or exchangeable for, our shares of common stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.

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

For example, ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Hamas and other militant groups in the Middle East, have caused and could continue to cause significant market disruptions and volatility within the markets in Russia, Europe, the Middle East and the United States. In addition, the current political climate has intensified concerns about trade tariffs and a potential trade war between the United States and certain foreign countries, including China, Mexico and Canada, among others. These consequences may trigger a significant reduction in international trade, shortages or oversupply of certain manufactured goods, substantial price increases or decreases of goods, inflationary pressures, and possible failure of individual companies and/or large segments of the foreign export industry with a potentially negative impact on the value of our investments.

In addition, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Any escalation of hostility between China and/or Taiwan would likely have a significant adverse impact not only on the value of investments in both countries, but also on economies and financial markets globally.

We do not currently have portfolio investments with direct exposure to the Middle East, China, Taiwan, Russia or Ukraine, but because of the increasing interconnectedness of global economies and financial markets, events in these regions could negatively affect the value of our investments.

Political, social and economic uncertainty creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. Such risks include the large-scale invasion of Ukraine by Russia that began in February 2022, heightened tensions between China and Taiwan, the recent outbreak of hostilities in the Middle East, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat. We do not currently have portfolio investments with direct exposure to the Middle East, China, Taiwan, Russia or Ukraine, but because of the increasing interconnectedness of global economies and financial markets, events in these regions could negatively affect the value of our investments.

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

For example, the COVID-19 pandemic led to disruptions in local, regional, national and global markets and economies. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak resulted in the following among other things: (i) significant disruption to the businesses of many middle market loan borrowers including supply chains, demand and practical aspects of their operations, as well as lay-offs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems experienced by the markets and by businesses and the economy in general which were not necessarily adequate to address the problems faced by the loan market and middle market businesses. Although many of these conditions have resolved, similar consequences could occur in the future as a result of new variants of the virus or other infectious diseases. Any future outbreaks of infectious diseases could have an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. It is impossible to determine the scope of any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies in which we invest.

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

Members of the internal working group have multiple decades of experience in information security and risk management, including assessing cybersecurity threats.  Furthermore, the CTO and CISO have educational backgrounds and hold professional experience and certifications relevant to management of cybersecurity.

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

As of February 21, 2025, we had 4 holders of record of our common stock.

Distributions

The following table reflects the distributions declared and payable for the year ended December 31, 2024 (dollars in thousands, except per share amounts).

Date Declared	Record Date	Payment Date	Dividend per Share	Total Dividend
March 6, 2024	March 29, 2024	April 17, 2024	$136.00	$5,560
May 8, 2024	June 28, 2024	July 15, 2024	137.00	5,745
August 7, 2024	September 30, 2024	October 15, 2024	165.00	7,729
November 6, 2024	December 31, 2024	January 15, 2025	139.00	7,202
			$577.00	$26,236

Dividend Reinvestment Plan

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to our dividend reinvestment plan during the year ended December 31, 2024 (dollars in thousands, except per share amounts).

Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
December 29, 2023	January 16, 2024	883	$4,616
March 29, 2024	April 17, 2024	1,047	5,509
June 28, 2024	July 15, 2024	162	854
September 30, 2024	October 15, 2024	218	1,149
		2,310	$12,128

For the dividend declared on November 6, 2024 with a record date of December 31, 2024 and paid on January 15, 2025, there were 203 shares issued with a DRIP value of $1,070. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2024.

All of the dividends declared during the year ended December 31, 2024 were derived from ordinary income, determined on a tax basis.

Recent Sales of Unregistered Securities

As set forth in the table below (dollars in thousands, except per share amounts), during the year ended December 31, 2024, we issued and sold 14,209 shares of common stock at an aggregate offering amount of $75,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 15, 2024	$5,308	4,710	$25,000
July 3, 2024	$5,269	4,745	25,000
October 23, 2024	$5,259	4,754	25,000
Total common stock issued		14,209	$75,000

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

Investment Objective, Principal Strategy and Investment Structure

Kayne DL 2021, Inc. is a Delaware corporation to make investments in middle-market companies and commenced operations on December 16, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. Under normal market conditions, we expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings under credit facilities) to be invested in first lien senior secured, unitranche and split-lien loans. Our investment decisions are made on a case-by-case basis. We expect that a majority of these debt investments will be made in core middle market companies and will generally have stated maturities of three to six years. We expect that the loans in which we principally invest will be to companies that are located in the United States. We determine the location of a company as being in the United States by (i) such company being organized under the laws of one of the states in the United States; or (ii) during its most recent fiscal year, such company derived at least 50% of its revenues or profits from goods produced or sold, investments made, or services performed in the United States or has at least 50% of its assets in the United States.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.1 billion related to middle market private credit as of December 31, 2024.

Recent Developments

On January 15, 2025, we paid a dividend of $139 per share to each common stockholder of record as of December 31, 2024. The total dividend was $7.2 million and, of this amount, $1.1 million was reinvested into the Company through the issuance of 203 shares of common stock.

On February 13, 2025, we sold 4,754 shares of our common stock for a total aggregate offering price of $25 million. We have existing subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock ($85.5 million is undrawn following this share issuance).

On February 19, 2025, our Board of Directors declared a dividend to common stockholders in the amount of $132 per share. The dividend of $132 per share will be paid on April 15, 2025 to stockholders of record as of the close of business on March 31, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

On February 21, 2025, we renewed the Subscription Credit Facility for a one-year term maturing on February 20, 2026.

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

As of December 31, 2024, we had investments in 70 portfolio companies with an aggregate fair value of approximately $261.8 million, and unfunded commitments to these portfolio companies of $31.8 million, and our portfolio consisted of 100% first lien senior secured loans.

As of December 31, 2024, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were 11.1% and 11.3%, respectively.

As of December 31, 2024, our portfolio was invested across 19 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of December 31, 2024 were Trading Companies & Distributors, Commercial Services & Supplies, Health Care Providers & Services and Food Products, which represented, as a percentage of our portfolio of long-term investments, 20.9%, 13.1%, 12.3% and 12.2%, respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of December 31, 2024, our average position size based on commitment (at the portfolio company level) was $4.2 million.

As of December 31, 2024, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $53.4 million and $36.6 million, respectively, based on fair value1.

As of December 31, 2024, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.6%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

[1]	Excludes investments on watch list, which represent 2.2% of the total fair value of debt investments as of December 31, 2024.

As of December 31, 2024, none of our debt investments in portfolio companies were on non-accrual.

As of December 31, 2024, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was of 4.2x and 2.2x, respectively, based on fair value1.

As of December 31, 2024, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2024:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	Trading companies & distributors	$7.0	2.7%
2	Engineered Fastener Company, LLC (EFC International)	Trading companies & distributors	$6.9	2.6%
3	Genuine Cable Group, LLC	Trading companies & distributors	$6.8	2.6%
4	Vitesse Systems Parent, LLC	Aerospace & defense	$6.7	2.5%
5	BR PJK Produce, LLC (Keany)	Food products	$6.4	2.4%
6	Guided Practice Solutions: Dental, LLC (GPS)	Health care providers & services	$6.3	2.4%
7	Light Wave Dental Management, LLC	Health care providers & services	$6.2	2.4%
8	American Equipment Holdings LLC	Commercial services & supplies	$6.0	2.3%
9	BLP Buyer, Inc. (Bishop Lifting Products)	Commercial services & supplies	$5.9	2.3%
10	Envirotech Services, LLC	Professional services	$5.8	2.2%
			$64.0	24.4%

[1]	Excludes investments on watch list, which represent 2.2% of the total fair value of debt investments as of December 31, 2024.

Our investment activity for the years ended December 31, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	For the years ended December 31,
	2024 ($ in millions)	2023 ($ in millions)

New investments:
Gross new investments commitments	$132.6	$83.3
Less: investment commitments sold down, exited or repaid(1)	(40.5)	(10.1)
Net investment commitments	$92.1	$73.2

Principal amount of investments funded:
Private credit investments	$124.5	$90.3
Liquid credit investments	-	-
Total principal amount of investments funded	$124.5	$90.3

Principal amount of investments sold / repaid:
Private credit investments	$(40.1)	$(19.9)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	$(40.1)	$(19.9)

Number of new investment commitments	51	39
Average new investment commitment amount	$2.6	$2.1
Weighted average maturity for new investment commitments(2)	4.3 years	3.9 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	10.2%	11.7%
Weighted average interest rate on investment sold or paid down(4)	10.1%	11.9%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at December 31st of each year per our Consolidated Schedule of Investments for new commitments entered into during the year.

(4)	Based on the underlying rate if still held at December 31st of each year. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of December 31, 2024 and December 31, 2023.

As of December 31, 2024				As of December 31, 2023
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$5.8	2.2%	2	2.9%	$6.1	3.4%	2	3.9%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Trading companies & distributors	20.9%	21.4%
Commercial services & supplies	13.1%	7.1%
Health care providers & services	12.3%	9.5%
Food products	12.2%	13.1%
Containers & packaging	7.2%	9.0%
Aerospace & defense	6.0%	6.1%
Leisure products	4.2%	3.5%
Professional services	4.1%	4.9%
Automobile components	3.9%	1.5%
Personal care products	3.0%	-%
Machinery	2.8%	1.7%
Building products	2.0%	0.9%
IT services	1.8%	5.4%
Biotechnology	1.7%	2.3%
Wireless telecommunication services	1.3%	1.9%
Textiles, apparel & luxury goods	1.0%	1.5%
Diversified telecommunication services	1.0%	2.1%
Insurance	0.9%	1.4%
Health care equipment & supplies	0.6%	0.9%
Chemicals	-%	2.4%
Software	-%	1.7%
Capital markets	-%	1.7%
	100.0%	100.0%

Results of Operations

The comparison for the years ended December 31, 2023 and 2022 can be found in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2023.

For the years ended December 31, 2024 and 2023, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the years ended December 31, 2024 and 2023.

	For the years ended December 31,
	2024	2023
	($ in millions)	($ in millions)
Total investment income	$28.69	$17.74
Less: Net expenses	(2.78)	(2.15)
Net investment income	25.91	15.59
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	1.12	1.06
Net increase (decrease) in net assets resulting from operations	$27.03	$16.65

Investment Income

Investment income for the years ended December 31, 2024 and 2023 totaled $28.7 million and $17.7 million, respectively, and consisted primarily of interest income on our debt investments. For the year ended December 31, 2024, we had $0.2 million of PIK interest included in interest income. There was no PIK interest for the year ended December 31, 2023. As of December 31, 2024 and 2023, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the years ended December 31, 2024 and 2023, were as follows:

	For the years ended December 31,
	2024	2023
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.17	$0.21
Management fees	1.67	1.05
Other operating expenses	0.78	0.74
Deferred offering costs	-	-
Directors fees	0.16	0.15
Total expenses	$2.78	$2.15

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2024 and 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the years ended December 31,
	2024	2023
	($ in millions)	($ in millions)
Unrealized gains on investments	$2.72	$2.09
Unrealized (losses) on investments	(1.60)	(1.03)
Net change in unrealized gains (losses) on investments	$1.12	$1.06

For these years ended December 31, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the year ended
December 31, 2024
($ in millions)
Portfolio Company
Pixel Intermediate, LLC	$0.18
WAM CR Acquisition, Inc. (Wolverine)	0.17
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	0.17
MVP VIP Borrower, LLC	0.14
Envirotech Services, LLC	0.13
Other portfolio companies unrealized gains	1.93
Other portfolio companies unrealized (losses)	(0.98)
Carton Packaging Buyer, Inc. (Century Box)	(0.08)
Engineered Fastener Company, LLC (EFC International)	(0.09)
Universal Marine Medical Supply International, LLC (Unimed)	(0.09)
EIS Legacy, LLC	(0.12)
Siegel Egg Co., LLC	(0.24)
Total Unrealized Appreciation (Depreciation), net	$1.12

For the year ended
December 31, 2023
($ in millions)
Portfolio Company
Engineered Fastener Company, LLC (EFC International)	$0.23
Light Wave Dental Management LLC	0.17
Carton Packaging Buyer, Inc. (Century Box)	0.15
Vitesse Systems Parent, LLC	0.15
Krayden Holdings, Inc.	0.13
Other portfolio companies unrealized gains	1.26
Other portfolio companies unrealized (losses)	(0.40)
Domain Information Services Inc. (Integris)	(0.07)
American Soccer Company, Incorporated (SCORE)	(0.08)
IF&P Foods, LLC (FreshEdge)	(0.08)
Siegel Egg Co., LLC	(0.16)
Centerline Communications, LLC	(0.24)
Total Unrealized Appreciation (Depreciation), net	$1.06

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of December 31, 2024 and December 31, 2023, respectively, we did not have any borrowings outstanding under our subscription credit facility.   We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of December 31, 2024, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $16.3 million (including short-term investments). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of February 21, 2025, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $8.7 million.

Capital Contributions

During the years ended December 31, 2024 and 2023, we issued and sold 14,209, and 12,364 shares of our common stock, respectively, related to capital called at an aggregate purchase price of $75.0 million and $65.0 million, respectively. As of February 21, 2025, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $85.5 million ($268.0 million or 75.8% funded).

Credit Facility

Subscription Credit Facility. We are party to a senior secured revolving credit facility (the “Subscription Credit Facility”) that has a total commitment of $25 million and a maturity date of February 20, 2026.  The Subscription Credit Facility permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of December 31, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had an aggregate $31.8 million and $24.1 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report. See Note 2 to our consolidated financial statements for the years ended December 31, 2024 and 2023, for more information on our critical accounting policies.

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

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of our Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of our Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. We expect that a significant majority of our investments will be Level 3 investments. Unless otherwise determined by the Advisor, the following valuation process is used for our Level 3 investments:

●	Valuation Designee. The applicable investments will be valued no less frequently than quarterly by the Advisor, with new investments valued at the time such investment was made. The value of each Level 3 investment will be initially reviewed by the persons responsible for such portfolio company or investment. The Advisor will use a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs to determine a preliminary value. The Advisor will specify the titles of the persons responsible for determining the fair value of the Company’s investments, including by specifying the particular functions for which they are responsible, and will reasonably segregate fair value determinations from the portfolio management of the Company such that the portfolio manager(s) may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by the Advisor reviews the valuation methodologies and calculations employed for each of the Company’s investments that the Advisor has placed on the “watch list” and approximately 25% of the Company’s remaining investments. The third-party valuation firm will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by the third-party valuation firm will provide positive assurance on the fair values of the investments reviewed.

●	Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor as part of the Board’s oversight responsibilities.

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

Related Party Transactions

Investment Advisory Agreement. On December 16, 2021, we entered into the Investment Advisory Agreement with our Advisor. On February 19, 2025, the Board approved an additional one-year term of the Investment Advisory Agreement from March 15, 2025 to March 15, 2026. Our Advisor serves as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of a management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

For services rendered under the Investment Advisory Agreement, we pay a management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

Administration Agreement. On December 16, 2021, we entered into an Administration Agreement with our Advisor, which serves as our Administrator, pursuant to which the Administrator furnishes us with administrative services necessary to conduct our day-to-day operations. On February 19, 2025, the Board approved an additional one-year term of the Administration Agreement through March 15, 2026.

The Administrator is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(5.2)	$-	$(5.2)
Down 100 basis points	$(2.6)	$-	$(2.6)
Up 100 basis points	$2.6	$-	$2.6
Up 200 basis points	$5.2	$-	$5.2

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kayne DL 2021, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Kayne DL 2021, Inc. and its subsidiary (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

March 3, 2025

We have served as the auditor of one or more investment companies in Kayne Anderson Funds Family since 2004.

Kayne DL 2021, Inc.

Consolidated Statement of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $257,420 and $174,235)	$261,833	$177,526
Short-term investments (amortized cost of $13,440 and $4,715)	13,440	4,715
Cash and cash equivalents	2,899	5,887
Receivable for principal payments on investments	71	13
Interest receivable	2,070	1,563
Prepaid expenses and other assets	115	115
Total Assets	$280,428	$189,819

Liabilities:
Unamortized Subscription Credit Facility issuance costs	$(12)	$(11)
Distributions payable	7,202	4,659
Management fee payable	481	306
Accrued expenses and other liabilities	284	300
Accrued excise tax expense	-	14
Total Liabilities	$7,955	$5,268

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 51,812 and 35,293 as of December 31, 2024 and December 31, 2023, respectively, issued and outstanding	$-	$-
Additional paid-in capital	268,243	181,115
Total distributable earnings (deficit)	4,230	3,436
Total Net Assets	$272,473	$184,551
Total Liabilities and Net Assets	$280,428	$189,819
Net Asset Value Per Common Share	$5,259	$5,229

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Operations

(amounts in 000’s, except share and per share amounts)

	For the years ended December 31,
	2024	2023	2022
Income:
Investment income from investments:
Interest income	$28,189	$17,404	$4,338
Dividend income	501	342	-
Total Investment Income	28,690	17,746	4,338

Expenses:
Interest expense	173	214	215
Management fees	1,673	1,051	337
Professional fees	350	359	389
Directors fees	159	147	115
Offering costs	-	-	137
Excise tax	-	14	-
Other general and administrative expenses	428	368	307
Total Expenses	2,783	2,153	1,500
Net Investment Income (Loss)	25,907	15,593	2,838

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-	1
Total net realized gains (losses)	-	-	1
Net change in unrealized gains (losses):
Investments	1,123	1,061	1,968
Total net change in unrealized gains (losses)	1,123	1,061	1,968
Total realized and unrealized gains (losses)	1,123	1,061	1,969

Net Increase (Decrease) in Net Assets Resulting from Operations	$27,030	$16,654	$4,807

Per Common Share Data:
Basic and diluted net investment income per common share	$583	$561	$257
Basic and diluted net increase in net assets resulting from operations	$609	$600	$435
Weighted Average Common Shares Outstanding - Basic and Diluted	44,402	27,779	11,046

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Changes in Net Assets

(amounts in 000’s)

	For the years ended December 31,
	2024	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$25,907	$15,593	$2,838
Net realized gains (losses) on investments	-	-	1
Net change in unrealized gains (losses) on investments	1,123	1,061	1,968
Net Increase (Decrease) in Net Assets Resulting from Operations	27,030	16,654	4,807

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(26,236)	(15,329)	(2,901)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(26,236)	(15,329)	(2,901)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	75,000	65,000	60,000
Reinvestment of dividends	12,128	12,318	1,123
Net Increase in Net Assets Resulting from Capital Share Transactions	87,128	77,318	61,123
Total Increase (Decrease) in Net Assets	87,922	78,643	63,029
Net Assets, Beginning of Period	184,551	105,908	42,879
Net Assets, End of Period	$272,473	$184,551	$105,908

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Cash Flows

(amounts in 000’s)

	For the years ended December 31,
	2024	2023	2022

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$27,030	$16,654	$4,807
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	-	(1)
Net change in unrealized (gains)/losses on investments	(1,123)	(1,061)	(1,968)
Net accretion of discount on investments	(1,667)	(1,073)	(216)
Sales (purchases) of short-term investments, net	(8,725)	(4,715)	31,239
Purchases of portfolio investments	(121,494)	(88,027)	(95,709)
Proceeds from sales of investments and principal repayments	40,135	19,947	2,343
Paid-in-kind interest from portfolio investments	(158)	-	-
Amortization of deferred financing cost	77	85	90
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(507)	(591)	(960)
(Increase)/decrease in deferred offering costs	-	-	137
(Increase)/decrease in receivable for principal payments on investments	(58)	9	(22)
(Increase)/decrease in prepaid expenses and other assets	-	(14)	11
Increase/(decrease) in payable for investments purchased	-	(137)	137
Increase/(decrease) in management fees payable	175	150	154
Increase/(decrease) in excise tax payable	(14)	14	-
Increase/(decrease) in accrued organizational and offering costs, net	-	-	(471)
Increase/(decrease) in accrued other general and administrative expenses	(16)	(138)	263
Net cash used in operating activities	(66,345)	(58,897)	(60,166)
Cash Flows from Financing Activities:
Borrowings/(payments) on subscription credit facility, net	-	(750)	750
Payments of debt issuance costs	(78)	(61)	(125)
Dividends paid in cash	(11,565)	(120)	(10)
Proceeds from issuance of common shares	75,000	65,000	60,000
Net cash provided by financing activities	63,357	64,069	60,615
Net increase (decrease) in cash and cash equivalents	(2,988)	5,172	449
Cash and cash equivalents, beginning of period	5,887	715	266
Cash and cash equivalents, end of period	$2,899	$5,887	$715

Supplemental and Non-Cash Information:
Interest paid during the period	$96	$128	$111
Non-cash financing activities not included herein consisted of reinvestment of dividends	$12,128	$12,318	$1,123

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(5)	First lien senior secured revolving loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	4,509	4,420	4,573	1.7%
		First lien senior secured loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	603	593	612	0.2%
		First lien senior secured delayed draw loan	9.94%	5.50%	-	SOFR(Q)	7/8/2026	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	9.31%	4.75%	-	SOFR(Q)	11/4/2031	3,793	3,755	3,793	1.4%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.47%	7.00%	-	SOFR(M)	12/22/2028	5,897	5,774	5,882	2.1%
		First lien senior secured revolving loan	11.56%	7.00%	-	SOFR(M)	12/22/2028	782	766	780	0.3%
								15,584	15,308	15,640	5.7%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	10.59%	6.00%	-	SOFR(Q)	7/22/2027	1,020	1,008	1,025	0.4%
		First lien senior secured delayed draw loan	10.59%	6.00%	-	SOFR(Q)	7/22/2027	111	110	112	0.0%
Vehicle Accessories, Inc.		First lien senior secured loan	9.72%	5.25%	-	SOFR(M)	11/30/2026	3,827	3,788	3,827	1.4%
		First lien senior secured revolving loan	9.72%	5.25%	-	SOFR(M)	11/30/2026	-	-	-	0.0%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.58%	6.25%	-	SOFR(Q)	7/23/2029	5,079	4,983	5,155	1.9%
								10,037	9,889	10,119	3.7%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	11.55%	7.00%	-	SOFR(M)	12/21/2028	296	296	299	0.1%
		First lien senior secured revolving loan	11.44%	7.00%	-	SOFR(M)	12/21/2028	41	28	42	0.0%
		First lien senior secured loan	11.66%	7.00%	-	SOFR(Q)	12/21/2028	4,027	3,924	4,068	1.5%
								4,364	4,248	4,409	1.6%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.86%	5.50%	-	SOFR(M)	11/17/2029	1,603	1,561	1,603	0.6%
		First lien senior secured revolving loan	10.11%	5.75%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.11%	5.75%	-	SOFR(M)	11/19/2029	860	841	860	0.3%
		First lien senior secured delayed draw loan	10.11%	5.50%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	7/15/2029	2,897	2,834	2,897	1.1%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(Q)	7/15/2029	-	-	-	0.0%
								5,360	5,236	5,360	2.0%
Commercial services & supplies
Advanced Environmental Monitoring, Inc.		First lien senior secured loan	10.41%	5.75%	-	SOFR(Q)	1/29/2027	3,000	2,974	3,000	1.1%
Allentown, LLC		First lien senior secured loan	11.66%	6.00%	1.00%	SOFR(Q)	4/22/2027	2,253	2,221	2,174	0.8%
		First lien senior secured delayed draw loan	11.66%	6.00%	1.00%	SOFR(Q)	4/22/2027	407	400	393	0.2%
		First lien senior secured revolving loan	12.50%	5.00%	-	PRIME	4/22/2027	109	106	105	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.45%	6.00%	-	SOFR(M)	11/5/2026	157	157	157	0.1%
		First lien senior secured loan	10.50%	6.00%	-	SOFR(M)	11/5/2026	599	590	599	0.2%
		First lien senior secured delayed draw loan	10.47%	6.00%	-	SOFR(M)	11/5/2026	4,920	4,872	4,920	1.8%
		First lien senior secured revolving loan	10.47%	6.00%	-	SOFR(M)	11/5/2026	296	273	296	0.1%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	10.05%	5.50%	-	SOFR(Q)	5/1/2030	3,948	3,871	3,948	1.4%
		First lien senior secured loan	10.05%	5.50%	-	SOFR(Q)	5/1/2030	671	635	671	0.2%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	4,909	4,827	4,946	1.8%
		First lien senior secured loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	231	226	232	0.1%
		First lien senior secured delayed draw loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	601	590	605	0.2%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	143	131	144	0.1%
Connect America.com, LLC		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	10/11/2029	4,901	4,830	4,901	1.8%
Diverzify Intermediate LLC		First lien senior secured loan	10.53%	5.75%	-	SOFR(Q)	5/11/2027	1,550	1,515	1,531	0.6%
		First lien senior secured delayed draw loan	10.53%	5.75%	-	SOFR(M)	4/4/2026	-	-	-	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	10.35%	6.00%	-	SOFR(Q)	12/18/2029	3,439	3,346	3,439	1.3%
		First lien senior secured delayed draw loan	10.35%	6.00%		SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.35%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
Tapco Buyer LLC		First lien senior secured loan	9.52%	5.00%	-	SOFR(M)	11/15/2030	2,074	2,043	2,074	0.8%
		First lien senior secured delayed draw loan	9.34%	5.00%	-	SOFR(Q)	11/15/2030	119	100	119	0.0%
		First lien senior secured revolving loan	9.34%	5.00%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								34,327	33,707	34,254	12.6%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.84%	6.25%	-	SOFR(Q)	10/30/2028	5,390	5,264	5,336	2.0%
		First lien senior secured revolving loan	10.84%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	10.78%	6.00%	-	SOFR(Q)	12/5/2026	2,831	2,806	2,831	1.0%
FCA, LLC (FCA Packaging)		First lien senior secured loan	10.13%	5.00%	-	SOFR(S)	7/18/2028	2,012	1,994	2,012	0.8%
		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/18/2028	286	278	292	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	10.13%	5.75%	-	SOFR(S)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	10.75%	6.25%	-	SOFR(M)	3/5/2027	3,064	3,015	3,064	1.1%
		First lien senior secured loan	10.75%	6.25%	-	SOFR(M)	3/5/2027	2,507	2,467	2,507	0.9%
The Robinette Company		First lien senior secured loan	10.52%	6.00%	-	SOFR(Q)	5/10/2029	2,186	2,147	2,230	0.8%
		First lien senior secured revolving loan	10.52%	6.00%	-	SOFR(Q)	5/10/2029	516	497	526	0.2%
		First lien senior secured delayed draw loan	10.52%	6.00%	-	SOFR(M)	11/10/2025	-	-	-	0.0%
								18,792	18,468	18,798	6.9%

Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	9.48%	5.00%	-	SOFR(Q)	1/31/2026	2,564	2,528	2,564	0.9%

Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.99%	6.25%	-	SOFR(Q)	11/14/2027	4,688	4,620	4,688	1.7%
		First lien senior secured loan	10.99%	6.25%	-	SOFR(Q)	11/14/2027	721	706	721	0.3%
		First lien senior secured delayed draw loan	10.99%	6.25%	-	SOFR(Q)	11/14/2027	734	714	734	0.3%
		First lien senior secured delayed draw loan	10.99%	6.25%	-	SOFR(Q)	11/14/2027	227	227	227	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.77%	5.25%	-	SOFR(Q)	2/26/2030	2,630	2,572	2,630	1.0%
		First lien senior secured delayed draw loan	9.77%	5.25%	-	SOFR(Q)	2/26/2030	1,500	1,442	1,500	0.6%
		First lien senior secured revolving loan	9.77%	5.00%	-	SOFR(Q)	2/26/2030	-	-	-	0.0%
City Line Distributors, LLC		First lien senior secured loan	10.47%	6.00%	-	SOFR(M)	8/31/2028	1,855	1,819	1,874	0.7%
		First lien senior secured delayed draw loan	10.51%	6.00%	-	SOFR(M)	8/31/2028	760	748	768	0.3%
		First lien senior secured revolving loan	10.51%	6.00%	-	SOFR(M)	8/31/2028	-	-	-	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Gulf Pacific Holdings, LLC		First lien senior secured loan	10.46%	6.00%	-	SOFR(M)	9/30/2028	1,712	1,691	1,678	0.6%
		First lien senior secured delayed draw loan	10.55%	6.00%	-	SOFR(M)	9/30/2028	144	144	142	0.1%
		First lien senior secured revolving loan	10.46%	6.00%	-	SOFR(M)	9/30/2028	360	353	352	0.1%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.05%	5.63%	-	SOFR(Q)	7/23/2030	3,853	3,787	3,853	1.4%
		First lien senior secured loan	10.43%	6.00%	-	SOFR(Q)	7/23/2030	97	95	97	0.0%
		First lien senior secured loan	10.05%	5.63%	-	SOFR(Q)	7/23/2030	119	114	118	0.0%
		First lien senior secured delayed draw loan	10.05%	5.63%	-	SOFR(Q)	7/23/2030	572	563	572	0.2%
		First lien senior secured revolving loan	10.05%	5.63%	-	SOFR(M)	7/23/2030	341	333	341	0.1%
J&K Ingredients, LLC		First lien senior secured loan	10.83%	6.50%	-	SOFR(Q)	11/16/2028	2,896	2,837	2,925	1.1%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.68%	5.25%	-	SOFR(Q)	9/9/2029	2,545	2,481	2,545	0.9%
		First lien senior secured revolving loan	9.68%	5.25%	-	SOFR(Q)	9/9/2029	-	-	-	0.0%
Siegel Egg Co., LLC		First lien senior secured loan	13.19%	6.50%	2.00%	SOFR(Q)	12/29/2026	2,329	2,312	2,003	0.7%
		First lien senior secured revolving loan	13.19%	6.50%	2.00%	SOFR(Q)	12/29/2026	418	415	359	0.1%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.00%	6.75%	-	SOFR(S)	1/18/2029	555	543	544	0.2%
		First lien senior secured delayed draw loan	11.00%	6.75%	-	SOFR(S)	1/18/2029	461	429	452	0.2%
		First lien senior secured revolving loan	11.00%	6.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.00%	6.75%	-	SOFR(S)	1/18/2029	2,831	2,769	2,774	1.0%
								32,348	31,714	31,897	11.7%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Health care providers & services
Brightview, LLC		First lien senior secured loan	10.47%	6.00%	-	SOFR(M)	12/14/2026	2,145	2,140	2,124	0.8%
		First lien senior secured delayed draw loan	10.47%	6.00%	-	SOFR(M)	12/14/2026	287	285	284	0.1%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(M)	12/14/2026	130	130	129	0.0%
Guardian Dentistry Partners, LLC		First lien senior secured loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	786	775	786	0.3%
		First lien senior secured delayed draw loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	1,415	1,399	1,415	0.5%
		First lien senior secured revolving loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	3,818	3,753	3,818	1.4%
		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	954	954	954	0.3%
		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	1,567	1,551	1,567	0.6%
Light Wave Dental Management LLC		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	-	-	-	0.0%
		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	6,083	5,925	6,083	2.2%
		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	62	60	62	0.0%
MVP VIP Borrower, LLC		First lien senior secured loan	10.83%	6.50%	-	SOFR(Q)	1/3/2029	4,014	3,930	4,054	1.5%
		First lien senior secured delayed draw loan	10.83%	6.50%	-	SOFR(Q)	1/3/2029	324	317	327	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	3,172	3,099	3,172	1.2%
		First lien senior secured delayed draw loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.60%	5.25%	-	SOFR(Q)	12/20/2029	2,403	2,348	2,403	0.9%
		First lien senior secured delayed draw loan	9.60%	5.25%	-	SOFR(Q)	12/20/2029	-	-	-	0.0%
		First lien senior secured revolving loan	11.75%	4.25%	-	PRIME	12/20/2029	-	-	-	0.0%
Refocus Management Services, LLC		First lien senior secured loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	3,566	3,471	3,566	1.3%
		First lien senior secured delayed draw loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	494	465	494	0.2%
		First lien senior secured revolving loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
Salt Dental Collective, LLC		First lien senior secured delayed draw loan	11.21%	6.75%	-	SOFR(Q)	2/15/2028	995	986	995	0.4%
								32,215	31,588	32,233	11.8%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	1,636	1,597	1,599	0.6%
		First lien senior secured delayed draw loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								1,636	1,597	1,599	0.6%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	10.46%	6.00%	-	SOFR(M)	7/7/2027	655	635	655	0.2%
		First lien senior secured delayed draw loan	10.46%	6.00%	-	SOFR(M)	7/7/2027	1,833	1,792	1,833	0.7%
		First lien senior secured revolving loan	10.46%	6.00%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								2,488	2,427	2,488	0.9%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
IT services
Improving Acquisition LLC		First lien senior secured loan	11.00%	6.50%	-	SOFR(Q)	7/26/2027	4,879	4,809	4,879	1.8%
		First lien senior secured revolving loan	11.00%	6.50%	-	SOFR(Q)	7/26/2027	-	-	-	0.0%
								4,879	4,809	4,879	1.8%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured delayed draw loan	11.84%	6.75%	0.50%	SOFR(Q)	4/22/2026	954	944	950	0.4%
		First lien senior secured revolving loan	11.34%	6.75%	-	SOFR(Q)	4/22/2026	87	84	86	0.0%
Pixel Intermediate, LLC	(5)	First lien senior secured loan	10.92%	6.50%	-	SOFR(S)	2/1/2029	4,056	3,968	4,097	1.5%
		First lien senior secured revolving loan	10.83%	6.50%	-	SOFR(Q)	2/1/2029	1,368	1,333	1,382	0.5%
Spinrite, Inc.	(5)	First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	6/30/2025	306	306	306	0.1%
		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	6/30/2025	529	529	529	0.2%
		First lien senior secured revolving loan	9.83%	5.50%	-	SOFR(Q)	6/30/2025	554	550	554	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	12.16%	4.75%	2.75%	SOFR(Q)	11/30/2026	3,031	2,973	2,985	1.1%
								10,885	10,687	10,889	4.0%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.85%	6.50%	-	SOFR(Q)	12/18/2029	2,848	2,775	2,848	1.0%
		First lien senior secured revolving loan	10.85%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
Luxium Solutions, LLC		First lien senior secured loan	10.58%	6.25%	-	SOFR(Q)	12/1/2027	959	947	959	0.4%
		First lien senior secured loan	10.58%	6.25%	-	SOFR(Q)	12/1/2027	1,181	1,166	1,181	0.4%
		First lien senior secured delayed draw loan	10.58%	6.25%	-	SOFR(Q)	12/1/2027	310	307	310	0.1%
PVI Holdings, Inc		First lien senior secured loan	9.68%	4.94%	-	SOFR(Q)	1/18/2028	2,027	2,008	2,027	0.8%
								7,325	7,203	7,325	2.7%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Personal care products
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	5/31/2030	2,493	2,434	2,493	0.9%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(Q)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	5/1/2029	5,370	5,284	5,370	2.0%
								7,863	7,718	7,863	2.9%
Professional services
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	1,273	1,251	1,273	0.5%
		First lien senior secured delayed draw loan	9.40%	5.00%	-	SOFR(Q)	9/9/2028	21	14	21	0.0%
		First lien senior secured revolving loan	9.40%	5.00%	-	SOFR(Q)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	222	220	222	0.1%
		First lien senior secured loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	3,360	3,294	3,360	1.2%
Envirotech Services, LLC		First lien senior secured loan	10.34%	6.00%	-	SOFR(Q)	1/18/2029	5,783	5,650	5,783	2.1%
		First lien senior secured loan	10.35%	6.00%	-	SOFR(Q)	1/18/2029	22	21	22	0.0%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(Q)	1/18/2029	-	-	-	0.0%
								10,681	10,450	10,681	3.9%

Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.73%	7.25%	3.00%	SOFR(Q)	7/20/2027	2,383	2,304	2,383	0.9%
		First lien senior secured revolving loan	14.73%	7.25%	3.00%	SOFR(Q)	7/20/2027	183	170	183	0.1%
								2,566	2,474	2,566	1.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Trading companies & distributors
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	9.59%	5.25%	-	SOFR(M)	7/22/2027	2,937	2,870	2,923	1.1%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.55%	6.00%	-	SOFR(M)	8/1/2030	3,949	3,874	3,989	1.5%
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	11.43%	7.00%	-	SOFR(Q)	6/29/2028	4,913	4,827	4,913	1.8%
		First lien senior secured loan	11.43%	7.00%	-	SOFR(Q)	6/29/2028	372	364	372	0.1%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	1,448	1,421	1,448	0.5%
		First lien senior secured loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	1,210	1,186	1,210	0.4%
		First lien senior secured revolving loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	28	26	28	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.33%	6.00%	-	SOFR(Q)	7/12/2029	5,301	5,202	5,301	2.0%
		First lien senior secured loan	10.33%	6.00%	-	SOFR(Q)	7/12/2029	1,686	1,653	1,686	0.6%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	11.28%	6.50%	-	SOFR(Q)	5/10/2029	5,105	5,011	5,181	1.9%
		First lien senior secured delayed draw loan	11.28%	6.50%	-	SOFR(Q)	5/11/2026	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.98%	6.50%	-	SOFR(Q)	11/1/2027	6,878	6,766	6,908	2.5%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Genuine Cable Group, LLC		First lien senior secured loan	10.21%	5.75%	-	SOFR(M)	11/1/2026	4,888	4,806	4,875	1.8%
		First lien senior secured loan	10.21%	5.75%	-	SOFR(M)	11/1/2026	1,970	1,938	1,965	0.7%
I.D. Images Acquisition, LLC		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/30/2027	2,911	2,880	2,911	1.1%
		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/30/2027	657	637	657	0.3%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	9.11%	4.75%	-	SOFR(M)	3/1/2029	-	-	-	0.0%
		First lien senior secured revolving loan	9.11%	4.75%	-	SOFR(M)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	9.11%	4.75%	-	SOFR(M)	3/1/2029	3,132	3,036	3,132	1.2%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	9.98%	5.50%	-	SOFR(M)	12/27/2029	4,403	4,345	4,403	1.6%
		First lien senior secured loan	9.87%	5.50%	-	SOFR(M)	12/27/2029	178	176	178	0.1%
		First lien senior secured delayed draw loan	9.87%	5.50%	-	SOFR(M)	12/27/2025	934	918	934	0.3%
		First lien senior secured revolving loan	9.87%	5.50%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	10.13%	5.50%	-	SOFR(Q)	10/23/2029	1,680	1,641	1,680	0.6%
		First lien senior secured revolving loan	10.09%	5.50%	-	SOFR(Q)	10/23/2029	126	110	126	0.0%
								54,706	53,687	54,820	20.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	12.12%	6.00%	1.50%	SOFR(Q)	8/10/2027	100	98	100	0.1%
		First lien senior secured delayed draw loan	12.12%	6.00%	1.50%	SOFR(Q)	8/10/2027	2,975	2,934	2,737	1.0%
		First lien senior secured loan	12.16%	6.00%	1.50%	SOFR(Q)	8/10/2027	666	650	612	0.2%
								3,741	3,682	3,449	1.3%
Total Debt Investments								262,361	257,420	261,833	96.1%

		Number of		Fair	Percentage
		Shares	Cost	Value	of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.24%	(6)	13,439,729	13,440	13,440	4.9%
Total Short-Term Investments		13,439,729	13,440	13,440	4.9%

Total Investments			$270,860	$275,273	101.0%
				-
Liabilities in Excess of Other Assets				(2,800)	(1.0)%
Net Assets				$272,473	100.0%

(1)	As of December 31, 2024, all investments are Level 3 holdings. See Note 5 – Fair Value. As of such date, all investments are also non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(4)	As of December 31, 2024, the tax cost of the Company’s investments approximates their amortized cost.

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 4.3% of the Company’s total assets were in non-qualifying investments.

(6)	The indicated rate is the yield as of December 31, 2024.

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt Investments
Private Credit Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(5)	First lien senior secured revolving loan	11.51% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.51% (S + 6.00%)	12/5/2028	4,555	4,449	4,600	2.5%
Precinmac (US) Holdings, Inc.		First lien senior secured loan	11.46% (S + 6.00%)	8/31/2027	281	276	277	0.2%
Vitesse Systems Parent, LLC		First lien senior secured loan	12.63% (S + 7.00%)	12/22/2028	5,957	5,808	5,957	3.2%
					10,793	10,533	10,834	5.9%
Automobile components
Speedstar Holding LLC		First lien senior secured delayed draw loan	12.78% (S + 7.25%)	1/22/2027	186	181	184	0.1%
		First lien senior secured loan	12.78% (S + 7.25%)	1/22/2027	790	771	786	0.4%
Vehicle Accessories, Inc.		First lien senior secured loan	10.72% (S + 5.25%)	11/30/2026	1,697	1,678	1,697	0.9%
					2,673	2,630	2,667	1.4%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	12.46% (S + 7.00%)	6/30/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.46% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.46% (S + 7.00%)	12/21/2028	4,068	3,919	4,150	2.2%
					4,068	3,919	4,150	2.2%
Building Products
Ruff Roofers Buyer, LLC		First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	1,619	1,557	1,619	0.9%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2024	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2025	-	-	-	0.0%
					1,619	1,557	1,619	0.9%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Capital Markets
Atria Wealth Solutions, Inc.		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	5/31/2024	2,990	2,981	2,990	1.6%

Chemicals
Shrieve Chemical Company, LLC		First lien senior secured loan	11.82% (S + 6.38%)	12/2/2024	3,623	3,600	3,623	2.0%
		First lien senior secured loan	11.82% (S + 6.38%)	12/2/2024	602	592	602	0.3%
					4,225	4,192	4,225	2.3%

Commercial services & supplies
Allentown, LLC		First lien senior secured loan	11.46% (S + 6.00%)	4/22/2027	2,254	2,238	2,254	1.2%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	4/22/2027	407	402	407	0.3%
		First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	70	69	70	0.0%
American Equipment Holdings LLC		First lien senior secured delayed draw loan	11.74% (S + 6.00%)	11/5/2026	4,970	4,894	4,945	2.7%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	11.11% (S + 5.75%)	12/22/2029	4,933	4,835	4,933	2.7%
		First lien senior secured delayed draw loan	11.11% (S + 5.75%)	12/22/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.11% (S + 5.75%)	12/22/2029	52	31	52	0.0%
					12,686	12,469	12,661	6.9%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	11.39% (S + 6.00%)	10/30/2028	5,445	5,292	5,444	3.0%
		First lien senior secured delayed draw loan	11.39% (S + 6.00%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	12.80% (S + 7.25%)	11/5/2025	2,861	2,834	2,840	1.5%
FCA, LLC (FCA Packaging)		First lien senior secured loan	11.90% (S + 6.50%)	7/18/2028	2,012	1,985	2,053	1.1%
		First lien senior secured revolving loan	11.90% (S + 6.50%)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	11.70% (S + 6.25%)	3/5/2027	5,627	5,505	5,627	3.0%
					15,945	15,616	15,964	8.6%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	10.95% (S + 5.50%)	1/31/2026	3,750	3,677	3,750	2.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	11.50% (S + 6.00%)	11/14/2027	4,724	4,631	4,724	2.6%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	11/14/2027	482	461	482	0.3%
Gulf Pacific Holdings, LLC		First lien senior secured loan	11.25% (S + 5.75%)	9/30/2028	1,730	1,702	1,721	0.9%
		First lien senior secured delayed draw loan	11.38% (S + 5.75%)	9/30/2028	146	139	145	0.1%
		First lien senior secured revolving loan	11.28% (S + 5.75%)	9/30/2028	231	222	230	0.1%
City Line Distributors, LLC		First lien senior secured loan	11.47% (S + 6.00%)	8/31/2028	1,874	1,807	1,874	1.0%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	3/3/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	8/31/2028	-	-	-	0.0%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	11.07% (S + 5.63%)	10/3/2028	3,892	3,811	3,843	2.1%
		First lien senior secured loan	11.48% (S + 6.00%)	10/3/2028	98	96	97	0.1%
		First lien senior secured delayed draw loan	11.07% (S + 5.63%)	10/3/2028	578	567	571	0.3%
		First lien senior secured revolving loan	10.91% (S + 5.63%)	10/3/2028	251	244	248	0.1%
J&K Ingredients, LLC		First lien senior secured loan	11.63% (S + 6.25%)	11/16/2028	2,926	2,854	2,926	1.6%
Siegel Egg Co., LLC		First lien senior secured loan	11.99% (S + 6.50%)	12/29/2026	2,459	2,430	2,323	1.3%
		First lien senior secured revolving loan	11.99% (S + 6.50%)	12/29/2026	412	408	390	0.2%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	1/18/2029	631	588	625	0.3%
		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	4/18/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.60% (S + 6.25%)	1/18/2029	198	187	196	0.1%
		First lien senior secured loan	11.60% (S + 6.25%)	1/18/2029	2,860	2,785	2,831	1.5%
					23,492	22,932	23,226	12.6%
Health care providers & services
Brightview, LLC		First lien senior secured loan	11.47% (S + 6.00%)	12/14/2026	2,167	2,165	2,130	1.2%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	12/14/2026	289	289	284	0.2%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	12/14/2026	130	130	128	0.1%
Guardian Dentistry Partners		First lien senior secured loan	11.97% (S + 6.50%)	8/20/2026	1,002	988	1,002	0.5%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	1,951	1,930	1,951	1.1%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	11.72% (S + 6.25%)	12/29/2025	1,484	1,388	1,484	0.8%
Light Wave Dental Management LLC		First lien senior secured revolving loan	12.35% (S + 7.00%)	6/30/2029	598	573	598	0.3%
		First lien senior secured loan	12.35% (S + 7.00%)	6/30/2029	6,145	5,983	6,145	3.3%
SGA Dental Partners Holdings, LLC		First lien senior secured loan	11.67% (S + 6.00%)	12/30/2026	1,419	1,402	1,419	0.8%
		First lien senior secured loan	11.61% (S + 6.00%)	12/30/2026	457	447	457	0.2%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	12/30/2026	1,323	1,282	1,323	0.7%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	4/19/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.67% (S + 6.00%)	12/30/2026	-	-	-	0.0%
					16,965	16,577	16,921	9.2%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	12.15% (S + 6.50%)	11/3/2027	1,674	1,621	1,657	0.9%
		First lien senior secured delayed draw loan	12.15% (S + 6.50%)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.15% (S + 6.50%)	11/3/2027	-	-	-	0.0%
					1,674	1,621	1,657	0.9%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	11.53% (S + 6.00%)	7/7/2027	661	647	661	0.4%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	7/7/2027	1,852	1,824	1,852	1.0%
		First lien senior secured revolving loan	11.53% (S + 6.00%)	7/7/2027	-	-	-	0.0%
					2,513	2,471	2,513	1.4%
IT services
Domain Information Services Inc. (Integris)		First lien senior secured loan	11.29% (S + 5.75%)	9/30/2025	4,954	4,878	4,930	2.7%
Improving Acquisition LLC		First lien senior secured loan	12.22% (S + 6.50%)	7/26/2027	4,589	4,512	4,566	2.5%
		First lien senior secured revolving loan	12.22% (S + 6.50%)	7/26/2027	-	-	-	0.0%
					9,543	9,390	9,496	5.2%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Leisure products
BCI Burke Holding Corp.		First lien senior secured loan	11.11% (S + 5.50%)	12/14/2027	2,038	2,015	2,069	1.1%
		First lien senior secured delayed draw loan	11.11% (S + 5.50%)	12/14/2027	77	74	78	0.1%
		First lien senior secured revolving loan	11.11% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	12.29% (S + 6.75%)	11/30/2026	3,023	2,958	3,008	1.6%
MacNeill Pride Group		First lien senior secured delayed draw loan	11.86% (S + 6.25%)	4/22/2026	981	962	969	0.5%
		First lien senior secured revolving loan	11.86% (S + 6.25%)	4/22/2026	-	-	-	0.0%
					6,119	6,009	6,124	3.3%
Machinery
Pennsylvania Machine Works, LLC		First lien senior secured loan	11.61% (S + 6.00%)	3/6/2027	919	913	919	0.5%
PVI Holdings, Inc		First lien senior secured loan	12.16% (S + 6.77%)	1/18/2028	2,048	2,023	2,064	1.1%
					2,967	2,936	2,983	1.6%
Professional services
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	10.84% (S + 5.50%)	9/9/2028	569	545	569	0.3%
		First lien senior secured revolving loan	10.86% (S + 5.50%)	9/9/2028	60	53	60	0.1%
		First lien senior secured loan	10.84% (S + 5.50%)	9/9/2028	3,394	3,311	3,394	1.8%
Universal Marine Medical Supply International, LLC (Unimed)		First lien senior secured loan	13.01% (S + 7.50%)	12/5/2027	3,909	3,830	3,909	2.1%
		First lien senior secured revolving loan	13.00% (S + 7.50%)	12/5/2027	735	721	735	0.4%
					8,667	8,460	8,667	4.7%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	11.80% (S + 6.25%)	7/22/2027	2,967	2,873	2,967	1.6%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	12.75% (S + 7.25%)	7/20/2027	2,556	2,513	2,498	1.4%
		First lien senior secured revolving loan	12.75% (S + 7.25%)	7/20/2027	182	177	178	0.1%
					2,738	2,690	2,676	1.5%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	12.45% (S + 7.00%)	6/29/2028	4,963	4,857	4,963	2.7%
CGI Automated Manufacturing, LLC		First lien senior secured loan	12.61% (S + 7.00%)	12/17/2026	1,479	1,443	1,475	0.8%
		First lien senior secured delayed draw loan	12.61% (S + 7.00%)	12/17/2026	1,235	1,206	1,232	0.7%
		First lien senior secured revolving loan	12.61% (S + 7.00%)	12/17/2026	19	16	19	0.0%
EIS Legacy, LLC		First lien senior secured loan	11.27% (S + 5.75%)	11/1/2027	5,212	5,097	5,212	2.8%
		First lien senior secured delayed draw loan	11.27% (S + 5.75%)	4/20/2025	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	12.00% (S + 6.50%)	11/1/2027	6,948	6,803	7,034	3.8%
Genuine Cable Group, LLC		First lien senior secured loan	10.96% (S + 5.50%)	11/1/2026	4,938	4,817	4,925	2.7%
		First lien senior secured loan	10.96% (S + 5.50%)	11/1/2026	1,991	1,941	1,985	1.1%
I.D. Images Acquisition, LLC		First lien senior secured loan	11.75% (S + 6.25%)	7/30/2026	664	657	664	0.3%
		First lien senior secured loan	11.71% (S + 6.25%)	7/30/2026	2,942	2,901	2,942	1.6%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	11.20% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.20% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.20% (S + 5.75%)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	11.20% (S + 5.75%)	3/1/2029	3,164	3,032	3,164	1.7%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	11.61% (S + 6.25%)	12/27/2029	4,436	4,355	4,436	2.4%
		First lien senior secured delayed draw loan	11.61% (S + 6.25%)	12/27/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.61% (S + 6.25%)	12/27/2029	-	-	-	0.0%
					37,991	37,125	38,051	20.6%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured delayed draw loan	11.52% (S + 6.00%)	8/10/2027	2,967	2,929	2,766	1.5%
		First lien senior secured loan	11.52% (S + 6.00%)	8/10/2027	664	648	619	0.3%
					3,631	3,577	3,385	1.8%
Total Investments					178,016	174,235	177,526	96.2%

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

The Company is a Delaware corporation to make investments in middle-market companies and commenced operations on December 16, 2021.

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

As of December 31, 2024, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($110,535 is undrawn). See Note 13 – Subsequent Events.

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

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of December 31, 2024, KDL Corp, LLC held no investments.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements.

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the year ended December 31, 2024, the Company had $158 of PIK interest included in interest income, which represents 0.6% of aggregate interest income. For the years ended December 31, 2023 and 2022, there was no PIK interest income for the Company.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of December 31, 2024 and December 31, 2023, the Company did not have any investments in portfolio companies on non-accrual status.

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

I. Income Taxes—it is the Company’s intention to continue to be treated as and to qualify each year for special tax treatment afforded a RIC under the Code. As long as the Company meets certain requirements that govern its sources of income, diversification of assets and timely distribution of earnings to stockholders, the Company will not be subject to U.S. federal income tax.

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

J. Commitments and Contingencies—in the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

K. Recent Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 12 – Segment Reporting, for more information on the effects of the adoption of ASU 2023-07.

Note 3. Agreements and Related Party Transactions

A. Administration Agreement—on December 16, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 19, 2025, the Board approved an additional one-year term of the Administration Agreement through March 15, 2026.

The Company reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement. As the Company reimburses the Administrator for its expenses, those costs will be ultimately borne by stockholders. The Administration Agreement may be terminated by either party with 60 days’ written notice.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

B. Investment Advisory Agreement—on December 16, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On February 19, 2025, the Board approved an additional one-year term of the Investment Advisory Agreement from March 15, 2025 to March 15, 2026.

Management Fee

The management fee is calculated at an annual rate of 0.75% of the fair market value of the Company’s investments including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

The management fee is payable quarterly in arrears and calculated based on the average of the Company’s fair market value of investments, at the end of the two most recently completed calendar quarters, including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Management fees for any partial quarter are appropriately pro-rated.

For the years ended December 31, 2024, 2023 and 2022, the Company incurred management fees of $1,673, $1,051 and $337, respectively.

C. Other—Kayne Anderson, an affiliate of the Advisor, made equity contributions of $750 during the year ended December 31, 2024. See Note 13 – Subsequent Events.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$257,420	$261,833	$174,235	$177,526
Short-term investments	13,440	13,440	4,715	4,715
Total Investments	$270,860	$275,273	$178,950	$182,241

As of December 31, 2024 and December 31, 2023, $12,053 and $4,600, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The industry composition of long-term investments based on fair value as of December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023

Trading companies & distributors	20.9%	21.4%
Commercial services & supplies	13.1%	7.1%
Health care providers & services	12.3%	9.5%
Food products	12.2%	13.1%
Containers & packaging	7.2%	9.0%
Aerospace & defense	6.0%	6.1%
Leisure products	4.2%	3.5%
Professional services	4.1%	4.9%
Automobile components	3.9%	1.5%
Personal care products	3.0%	-%
Machinery	2.8%	1.7%
Building products	2.0%	0.9%
IT services	1.8%	5.4%
Biotechnology	1.7%	2.3%
Wireless telecommunication services	1.3%	1.9%
Textiles, apparel & luxury goods	1.0%	1.5%
Diversified telecommunication services	1.0%	2.1%
Insurance	0.9%	1.4%
Health care equipment & supplies	0.6%	0.9%
Chemicals	-%	2.4%
Software	-%	1.7%
Capital markets	-%	1.7%
	100.0%	100.0%

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

 (amounts in 000’s, except share and per share amounts)

The following tables present the fair value hierarchy of investments as of December 31, 2024 and 2023. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$261,833	$261,833
Short-term investments	13,440	-	-	13,440
Total Investments	$13,440	$-	$261,833	$275,273

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$177,526	$177,526
Short-term investments	4,715	-	-	4,715
Total Investments	$4,715	$-	$177,526	$182,241

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2024 and 2023.

First-lien
senior secured
For the year ended December 31, 2024	debt investments
Fair value, beginning of period	$177,526
Purchases of investments, including PIK, if any	121,652
Proceeds from sales of investments and principal repayments	(40,135)
Net change in unrealized gain (loss)	1,123
Net realized gain (loss)	-
Net accretion of discount on investments	1,667
Transfers into (out of) Level 3	-
Fair value, end of period	$261,833

First-lien
senior secured
For the year ended December 31, 2023	debt investments
Fair value, beginning of period	$107,312
Purchases of investments, including PIK, if any	88,027
Proceeds from sales of investments and principal repayments	(19,947)
Net change in unrealized gain (loss)	1,061
Net realized gain (loss)	-
Net accretion of discount on investments	1,073
Transfers into (out of) Level 3	-
Fair value, end of period	$177,526

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2024 and 2023, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$261,833	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	9.8%

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

	As of December 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$177,526	Discounted cash flow analysis	Discount rate	8.5% - 15.0%	9.8%

Note 6. Debt

As of December 31, 2024, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 21, 2025. The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. As of December 31, 2024, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility. See Note 13 – Subsequent Events.

Debt obligations consisted of the following as of December 31, 2024 and 2023.

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, the weighted average interest rate of borrowings outstanding was 7.43% and 6.71%, respectively.  As of December 31, 2024 and 2023, the Company did not have any amounts outstanding under the Subscription Credit Facility The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 7. Share Transactions

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the years ended December 31, 2024, 2023 and 2022. See Note 13 – Subsequent Events.

For the year ended December 31, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 15, 2024	$5,308	4,710	$25,000
July 3, 2024	$5,269	4,745	25,000
October 23, 2024	$5,259	4,754	25,000
Total common stock issued		14,209	$75,000

For the year ended December 31, 2023
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 28, 2023	$5,236	4,775	$25,000
August 10, 2023	$5,237	4,774	25,000
December 19, 2023	$5,328	2,815	15,000
Total common stock issued		12,364	$65,000

For the year ended December 31, 2022
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
June 29, 2022	$5,011	1,996	$10,000
October 14, 2022	$5,068	4,933	25,000
December 9, 2022	$5,205	4,803	25,000
Total common stock issued		11,732	$60,000

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

As of December 31, 2024, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $110,535 of undrawn commitments at December 31, 2024. See Note 13 – Subsequent Events.

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the years ended December 31, 2024, 2023 and 2022. See Note 13 - Subsequent Events.

For the year ended December 31, 2024
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
March 6, 2024	March 29, 2024	April 17, 2024	$136.00
May 8, 2024	June 28, 2024	July 15, 2024	137.00
August 7, 2024	September 30, 2024	October 15, 2024	165.00
November 6, 2024	December 31, 2024	January 15, 2025	139.00
Total dividends declared			$577.00

For the year ended December 31, 2023
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
March 7, 2023	March 31, 2023	April 14, 2023	$115.00
May 10, 2023	June 30, 2023	July 14, 2023	136.00
August 10, 2023	September 29, 2023	October 13, 2023	131.00
November 9, 2023	December 29, 2023	January 16, 2024	132.00
			$514.00

For the year ended December 31, 2022
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
April 19, 2022	April 20, 2022	July 27, 2022	$6.80
July 19, 2022	July 20, 2022	July 27, 2022	29.00
October 18, 2022	October 13, 2022	October 25, 2022	72.00
December 16, 2022	December 29, 2022	January 13, 2023	86.00
			$193.80

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the years ended December 31, 2024, 2023 and 2022. See Note 13 – Subsequent Events.

For the year ended December 31, 2024
Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
December 29, 2023	January 16, 2024	883	$4,616
March 29, 2024	April 17, 2024	1,047	5,509
June 28, 2024	July 15, 2024	162	854
September 30, 2024	October 15, 2024	218	1,149
		2,310	$12,128

For the dividend declared on November 6, 2024 and paid on January 15, 2025, there were 203 shares issued with a DRIP value of $1,070. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2024.

For the year ended December 31, 2023
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

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 8. Commitments and Contingencies

The Company had an aggregate of $31,808 and $24,067, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2024 and December 31, 2023. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2024 and 2023 is shown in the table below.

	As of	As of
	December 31, 2024	December 31, 2023
Alcami Corporation (Alcami)	$507	$891
Allcat Claims Service, LLC	1,829	460
Allentown, LLC	197	233
American Equipment Holdings LLC	338	-
American Soccer Company, Incorporated (SCORE)	223	223
MRC Keystone Acquisition LLC (Automated Handing Solutions)	785	-
Basel U.S. Acquisition Co., Inc. (IAC)	613	399
BCI Burke Holding Corp.	-	618
OAO Acquisitions, Inc. (BearCom)	515	1,449
Bloomington Holdco, LLC (BW Fusion)	1,193	-
BLP Buyer, Inc. (Bishop Lifting Products)	544	1,238
BR PJK Produce, LLC (Keany)	-	482
Carton Packaging Buyer, Inc.	639	639
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1,857	-
CGI Automated Manufacturing, LLC	132	141
City Line Distributors, LLC	533	1,121
DISA Holdings Corp. (DISA)	534	940
Diverzify Intermediate, LLC	811	-
EIS Legacy, LLC	-	1,659
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	281	-
Envirotech Services, LLC	1,181	-
Fastener Distribution Holdings, LLC	1,418	-
FCA, LLC (FCA Packaging)	-	288
Guardian Dentistry Partners	77	-
Guided Practice Solutions: Dental, LLC (GPS)	-	2,361
Gulf Pacific Holdings, LLC	154	870
IF&P Foods, LLC (FreshEdge)	431	237
Improving Acquisition LLC	327	328
Krayden Holdings, Inc.	1,812	1,812
Superior Intermediate LLC (Landmark Structures)	1,885	-
Light Wave Dental Management LLC	792	227
LSL Industries, LLC (LSL Healthcare)	448	1,305
MacNeill Pride Group	260	1,184
ML Buyer, LLC (Mama Lycha Foods, LLC)	879	-
NMA Holdings, LLC (Neuromonitoring Associates)	1,440	-
Phoenix YW Buyer, Inc. (Elida Beauty)	444	-
Pixel Intermediate, LLC	290	-
Redwood MSO, LLC	597	-
Refocus Management Services, LLC	1,227	-
The Robinette Company	1,079	-
Ruff Roofers Buyer, LLC	1,608	2,471
SGA Dental Partners Holdings, LLC	-	1,121
Siegel Egg Co., LLC	80	85
Speedstar Holding LLC	111	-
Tapco Buyer LLC	1,869	-
US Anchors Group, Inc. (Mechanical Plastics Corp.)	579	-
Vehicle Accessories, Inc.	150	-
Workholding US Holdings, LLC (Forkardt Hardinge)	716	-
Worldwide Produce Acquisition, LLC	423	1,285
Total unfunded commitments	$31,808	$24,067

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2024, 2023 and 2022.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net increase (decrease) in net assets resulting from operations	$27,030	$16,654	$4,807
Weighted average shares of common stock outstanding - basic and diluted	44,402	27,779	11,046
Earnings (loss) per share of common stock - basic and diluted	$609	$600	$435

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

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2024, 2023 and 2022.

These reclassifications have no impact on net assets.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Increase (decrease) in distributable earnings	$-	$14	$137
Increase (decrease) in additional paid-in capital	$-	$(14)	$(137)

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

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023 and 2022:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net increase (decrease) in net assets resulting from operations	$27,030	$16,654	$4,807
Net change in unrealized losses (gains) from investments	(1,123)	(1,061)	(1,968)
Non-deductible expenses, including excise taxes, offering costs disallowed	-	14	137
Other book tax differences	(13)	(13)	(14)
Taxable income before deductions for distributions	$25,894	$15,594	$2,962

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof.

For the year ended December 31, 2023, the Company incurred $14 of U.S. federal excise tax. There was no U.S. federal excise tax incurred for the years ended December 31, 2024 or 2022.

The final determination of tax character will not be made until the Company files its tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2024, 2023 and 2022 were as follows.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022

Ordinary income	$26,236	$15,329	$2,901
Capital gains	-	-	-
Return of capital	-	-	-
Total	$26,236	$15,329	$2,901

For the years ended December 31, 2024, 2023 and 2022, the components of accumulated earnings on a tax basis were as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed net investment income (loss)	$-	$325	$60
Undistributed capital gains	-	-	-
Capital loss carryforward	-	-	-
Other accumulated gain (loss)	-	-	-
Other temporary book / tax differences	(183)	(180)	(192)
Net unrealized appreciation (depreciation)	4,413	3,291	2,229
Total	$4,230	$3,436	$2,097

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2024, 2023 and 2022, the Company had no capital loss carryforwards.

As of December 31, 2024, 2023 and 2022, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost	$270,860	$178,950	$105,083

Gross unrealized appreciation	5,169	3,664	2,289
Gross unrealized depreciation	(756)	(373)	(60)
Net unrealized appreciation/(depreciation) on investments	$4,413	$3,291	$2,229

KDL Corp, LLC is a wholly owned subsidiary that was formed in December 2021. This is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes. As such, KDL Corp, LLC is subject to U.S. Federal, state and local taxes. For the Company’s tax years ended December 31, 2024, 2023 and 2022, KDL Corp, LLC did not have activity resulting in any provision for income taxes.

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2024, 2023 and 2022, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022 and 2021.

	For the years ended December 31,
	(amounts in thousands, except share and per share amounts)
	2024	2023	2022	2021
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period(2)	$5,229	$5,153	$4,986	$4,976

Results of Operations:
Net Investment Income (loss)	583	561	257	(58)
Net Realized and Unrealized Gain (Loss) on investments(3)	24	29	104	68
Net Increase (Decrease) in Net Assets Resulting from Operations	607	590	361	10

Dividends to Common Stockholders
Dividends from Net Investment Income	(577)	(514)	(194)	-
Net Decrease in Net Assets Resulting from Dividends	(577)	(514)	(194)	-
Net Asset Value, End of Period	$5,259	$5,229	$5,153	$4,986

Shares Outstanding, End of Period	51,812	35,293	20,554	8,600

Ratio/Supplemental Data
Net assets, end of period	$272,473	$184,551	$105,908	$42,879
Weighted-average shares outstanding	44,402	27,779	11,046	6,600
Total Return(4)	12.1%	11.9%	7.3%	(0.3%)
Portfolio turnover	18.1%	14.2%	4.9%	0.1%
Ratio of operating expenses to average net assets(5)	1.2%	1.5%	2.5%	N/M
Ratio of net investment income (loss) to average net assets(5)	11.4%	10.8%	4.7%	N/M

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	For the year ended December 31, 2021, the initial offering price of $5,000 per share less $24 of organizational costs.

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	For the year ended December 31, 2021, not meaningful (N/M). The calculations of the ratio of operating expenses to average net assets and ratio of net investment income (loss) to average net assets are not meaningful, as the Company commenced investment operations on December 16, 2021 and therefore had 16 days of activity during 2021. The expenses of the Company consist primarily of non-recurring organizational expense and annual tax preparation and audit expense.

Note 12. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s co-chief executive officers and these CODMs assess the performance and make operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODMs utilize net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On January 15, 2025, the Company paid a dividend of $139 per share to each common stockholder of record as of December 31, 2024. The total distribution was $7,202 and $1,070 was reinvested into the Company through the issuance of 203 shares of common stock.

On February 13, 2025, the Company sold 4,754 shares of its common stock for a total aggregate offering price of $25,000. The Company has existing subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock ($85,535 is undrawn following this share issuance).

On February 19, 2025, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $132 per share. The dividend of $132 per share will be paid on April 15, 2025 to stockholders of record as of the close of business on March 31, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

On February 21, 2025, the Company renewed Subscription Credit Facility for a one-year term maturing on February 20, 2026.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (3)

4.1	Description of Securities (4)

10.1	Investment Advisory Agreement (1)

10.2	Amendment to Investment Advisory Agreement (4)

10.3	Administration Agreement (1)

10.4	License Agreement (1)

10.5	Indemnification Agreement (1)

10.6	Custody Agreement (1)

10.7	Subscription Agreement (1)

10.8	Subscription Credit Agreement (2)

10.9	Second Amendment to Subscription Credit Agreement (5)

10.10	Third Amendment to Subscription Credit Agreement (6)

14.1	Code of Ethics as amended November 9, 2023 *

14.2	Supplemental Antifraud Code of Ethics for Principal Officers and Senior Financial Officers (4)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.
(2)	Incorporated by reference from the Company’s Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.
(4)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2023.
(5)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2024.
(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 24, 2025.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: March 3, 2025

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2025

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2025

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)