Form 10-Q
period 2025-03-31
Kayne DL 2021, Inc.
filed 2025-05-12
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 61,741 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne DL 2021, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors II, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risks associated with possible disruptions in our operations, the operations of our portfolio companies or the economy generally, including disruptions due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowings under our credit facility to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●

the risks associated with an economic downturn, increased inflation, political instability, tariffs and trade policy instability, supply chain issues, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $298,643 and $257,420)	$303,112	$261,833
Investments in money market funds (amortized cost of $1,645 and $13,440)	1,645	13,440
Cash	1,804	2,899
Receivable for principal payments on investments	37	71
Interest receivable	2,298	2,070
Prepaid expenses and other assets	81	115
Total Assets	$308,977	$280,428

Liabilities:
Subscription Credit Facility (Note 6)	$2,500	$-
Unamortized Subscription Credit Facility issuance costs	(14)	(12)
Distributions payable	7,494	7,202
Management fee payable	521	481
Accrued expenses and other liabilities	305	284
Total Liabilities	$10,806	$7,955

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 56,769 and 51,812 as of March 31, 2025 and December 31, 2024, respectively, issued and outstanding	$-	$-
Additional paid-in capital	294,313	268,243
Total distributable earnings (deficit)	3,858	4,230
Total Net Assets	$298,171	$272,473
Total Liabilities and Net Assets	$308,977	$280,428
Net Asset Value Per Common Share	$5,252	$5,259

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Income:
Investment income from investments:
Interest income	$7,874	$6,200
Dividend income	57	138
Total Investment Income	7,931	6,338

Expenses:
Interest expense	47	46
Management fees	521	351
Professional fees	113	94
Directors fees	41	37
Other general and administrative expenses	143	108
Total Expenses	865	636
Net Investment Income (Loss)	7,066	5,702

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-
Total net realized gains (losses)	-	-
Net change in unrealized gains (losses):
Investments	55	831
Total net change in unrealized gains (losses)	55	831
Total realized and unrealized gains (losses)	55	831

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,121	$6,533

Per Common Share Data:
Basic and diluted net investment income per common share	$130	$148
Basic and diluted net increase in net assets resulting from operations	$131	$170
Weighted Average Common Shares Outstanding - Basic and Diluted	54,466	38,411

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$7,066	$5,702
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	55	831
Net Increase (Decrease) in Net Assets Resulting from Operations	7,121	6,533

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(7,493)	(5,560)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(7,493)	(5,560)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	25,000	25,000
Reinvestment of dividends	1,070	4,616
Net Increase in Net Assets Resulting from Capital Share Transactions	26,070	29,616
Total Increase (Decrease) in Net Assets	25,698	30,589
Net Assets, Beginning of Period	272,473	184,551
Net Assets, End of Period	$298,171	$215,140

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,121	$6,533
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	(55)	(831)
Net accretion of discount on investments	(515)	(383)
Sales (purchases) of investments in money market funds, net	11,795	(12,592)
Purchases of portfolio investments	(52,314)	(27,404)
Proceeds from sales of investments and principal repayments	11,659	6,962
Paid-in-kind interest from portfolio investments	(44)	(12)
Amortization of deferred financing cost	14	20
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(238)	(627)
(Increase)/decrease in receivable for principal payments on investments	34	(26)
(Increase)/decrease in prepaid expenses and other assets	34	34
Increase/(decrease) in management fees payable	40	45
Increase/(decrease) in excise tax payable	-	(14)
Increase/(decrease) in accrued other general and administrative expenses	21	35
Net cash used in operating activities	(22,448)	(28,260)
Cash Flows from Financing Activities:
Borrowings/(payments) on subscription credit facility, net	2,500	-
Payments of debt issuance costs	(16)	(79)
Dividends paid in cash	(6,131)	(43)
Proceeds from issuance of common shares	25,000	25,000
Net cash provided by financing activities	21,353	24,878
Net increase (decrease) in cash	(1,095)	(3,382)
Cash, beginning of period	2,899	5,887
Cash, end of period	$1,804	$2,505

Supplemental and Non-Cash Information:
Interest paid during the period	$32	$27
Non-cash financing activities not included herein consisted of reinvestment of dividends	$1,070	$4,616

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Debt Investments
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(5)	First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	12/5/2028	4,497	4,414	4,562	1.5%
		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	12/5/2028	601	592	610	0.2%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	12/5/2028	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	9.07%	4.75%	-	SOFR(M)	11/4/2031	3,783	3,751	3,812	1.3%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.44%	7.00%	-	SOFR(M)	12/22/2028	5,882	5,765	5,882	2.0%
		First lien senior secured revolving loan	11.44%	7.00%	-	SOFR(M)	12/22/2028	939	918	939	0.3%
								15,702	15,440	15,805	5.3%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	10.31%	6.00%	-	SOFR(Q)	7/22/2027	1,017	1,006	1,007	0.3%
		First lien senior secured delayed draw loan	10.31%	6.00%	-	SOFR(Q)	7/22/2027	111	110	110	0.0%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	7/23/2029	5,066	4,975	5,142	1.7%
								6,194	6,091	6,259	2.0%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	11.42%	7.00%	-	SOFR(M)	12/21/2028	296	296	296	0.1%
		First lien senior secured revolving loan	11.42%	7.00%	-	SOFR(M)	12/21/2028	41	29	41	0.0%
		First lien senior secured loan	11.46%	7.00%	-	SOFR(Q)	12/21/2028	4,017	3,919	4,017	1.4%
								4,354	4,244	4,354	1.5%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.29%	5.00%	-	SOFR(Q)	11/17/2029	1,599	1,558	1,599	0.5%
		First lien senior secured loan	9.30%	5.00%	-	SOFR(M)	11/17/2029	433	428	433	0.2%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(M)	11/17/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(M)	11/17/2029	600	589	600	0.2%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(Q)	11/17/2029	1,195	1,171	1,195	0.4%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(M)	11/17/2029	-	-	-	0.0%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	7/15/2029	2,890	2,829	2,890	1.0%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(Q)	7/15/2029	-	-	-	0.0%
								6,717	6,575	6,717	2.3%
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.		First lien senior secured loan	10.21%	5.75%	-	SOFR(Q)	1/29/2027	3,000	2,977	3,000	1.0%
Allentown, LLC		First lien senior secured loan	11.46%	6.00%	1.00%	SOFR(Q)	4/22/2027	2,252	2,223	2,173	0.7%
		First lien senior secured delayed draw loan	11.46%	6.00%	1.00%	SOFR(Q)	4/22/2027	406	399	392	0.1%
		First lien senior secured revolving loan	13.50%	5.00%	1.00%	PRIME	4/22/2027	30	28	29	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.69%	6.00%	-	SOFR(S)	11/5/2026	157	157	157	0.1%
		First lien senior secured loan	10.74%	6.00%	-	SOFR(S)	11/5/2026	598	590	598	0.2%
		First lien senior secured delayed draw loan	10.68%	6.00%	-	SOFR(S)	11/5/2026	4,907	4,856	4,907	1.7%
		First lien senior secured delayed draw loan	10.68%	6.00%	-	SOFR(S)	11/5/2026	-	-	-	0.0%
		First lien senior secured revolving loan	10.68%	6.00%	-	SOFR(S)	11/5/2026	380	369	380	0.1%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.75%	5.50%	-	SOFR(S)	5/1/2030	3,938	3,864	3,978	1.3%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	5/1/2030	671	637	678	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.32%	6.00%	-	SOFR(M)	12/22/2029	4,896	4,818	4,908	1.7%
		First lien senior secured loan	10.32%	6.00%	-	SOFR(M)	12/22/2029	230	226	231	0.1%
		First lien senior secured delayed draw loan	10.32%	6.00%	-	SOFR(M)	12/22/2029	599	589	601	0.2%
		First lien senior secured revolving loan	10.32%	6.00%	-	SOFR(M)	12/22/2029	235	223	235	0.1%
Connect America.Com, LLC		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	10/11/2029	4,895	4,827	4,870	1.6%
Diverzify Intermediate LLC		First lien senior secured loan	10.31%	5.75%	-	SOFR(Q)	5/11/2027	1,547	1,514	1,512	0.5%
		First lien senior secured delayed draw loan	10.31%	5.75%	-	SOFR(M)	4/4/2026	-	-	-	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	10.32%	6.00%	-	SOFR(M)	12/18/2029	3,430	3,342	3,456	1.2%
		First lien senior secured delayed draw loan	10.32%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.32%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
Tapco Buyer LLC		First lien senior secured loan	9.31%	5.00%	-	SOFR(Q)	11/15/2030	2,074	2,045	2,074	0.7%
		First lien senior secured delayed draw loan	9.31%	5.00%	-	SOFR(Q)	11/15/2030	119	101	119	0.0%
		First lien senior secured revolving loan	9.31%	5.00%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								34,364	33,785	34,298	11.5%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.49%	6.25%	-	SOFR(S)	10/30/2028	5,376	5,258	5,376	1.8%
		First lien senior secured revolving loan	10.49%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies Inc.		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	12/5/2026	-	-	-	0.0%
		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	11/5/2025	2,824	2,804	2,796	0.9%
FCA, LLC		First lien senior secured loan	9.26%	5.00%	-	SOFR(S)	7/18/2028	2,012	1,995	2,012	0.7%
		First lien senior secured loan	10.07%	5.75%	-	SOFR(M)	7/18/2028	285	279	288	0.1%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.81%	5.50%	-	SOFR(Q)	2/28/2030	4,648	4,546	4,648	1.6%
		First lien senior secured delayed draw loan	9.81%	5.50%	-	SOFR(Q)	2/28/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.72%	5.50%	-	SOFR(S)	2/28/2030	360	332	360	0.1%
The Robinette Company		First lien senior secured loan	10.06%	5.75%	-	SOFR(Q)	5/10/2029	2,181	2,143	2,202	0.7%
		First lien senior secured revolving loan	10.06%	5.75%	-	SOFR(Q)	5/10/2029	516	498	521	0.2%
		First lien senior secured delayed draw loan	10.06%	5.75%	-	SOFR(Q)	11/10/2025	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	4/10/2031	6,787	6,715	6,787	2.3%
								24,989	24,570	24,990	8.4%

Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	9.45%	5.00%	-	SOFR(Q)	1/31/2026	2,564	2,536	2,564	0.9%

Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.71%	6.25%	-	SOFR(Q)	11/14/2027	4,676	4,614	4,700	1.6%
		First lien senior secured loan	10.71%	6.25%	-	SOFR(Q)	11/14/2027	719	705	723	0.2%
		First lien senior secured delayed draw loan	10.71%	6.25%	-	SOFR(Q)	11/14/2027	732	714	736	0.2%
		First lien senior secured delayed draw loan	10.71%	6.25%	-	SOFR(Q)	11/14/2027	226	226	227	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.28%	5.00%	-	SOFR(S)	2/26/2030	2,623	2,567	2,637	0.9%
		First lien senior secured delayed draw loan	9.26%	5.00%	-	SOFR(S)	2/26/2030	1,496	1,448	1,504	0.5%
		First lien senior secured revolving loan	9.28%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	10.44%	6.00%	-	SOFR(M)	8/31/2028	1,851	1,816	1,869	0.6%
		First lien senior secured delayed draw loan	10.43%	6.00%	-	SOFR(M)	8/31/2028	758	749	766	0.3%
		First lien senior secured revolving loan	10.44%	6.00%	-	SOFR(M)	8/31/2028	-	-	-	0.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Gulf Pacific Acquisition, LLC		First lien senior secured loan	11.42%	7.00%	-	SOFR(M)	9/30/2028	1,708	1,688	1,674	0.6%
		First lien senior secured delayed draw loan	11.42%	7.00%	-	SOFR(M)	9/30/2028	144	144	141	0.0%
		First lien senior secured revolving loan	11.42%	7.00%	-	SOFR(M)	9/30/2028	360	353	352	0.1%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.02%	5.63%	-	SOFR(Q)	7/23/2030	3,843	3,781	3,843	1.3%
		First lien senior secured loan	10.40%	6.00%	-	SOFR(Q)	7/23/2030	97	95	97	0.0%
		First lien senior secured loan	9.65%	5.25%	-	SOFR(Q)	7/23/2030	118	114	118	0.0%
		First lien senior secured delayed draw loan	10.02%	5.63%	-	SOFR(Q)	7/23/2030	571	562	571	0.2%
		First lien senior secured revolving loan	10.02%	5.63%	-	SOFR(M)	7/23/2030	436	429	436	0.2%
J&K Ingredients, LLC		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	11/16/2028	2,889	2,833	2,918	1.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.54%	5.25%	-	SOFR(Q)	9/9/2029	2,539	2,494	2,545	0.9%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	9/9/2029	44	28	44	0.0%
Siegel Egg Co., LLC	(6)(7)	First lien senior secured loan		-	-		12/29/2026	2,341	2,324	1,756	0.6%
		First lien senior secured revolving loan		-	-		12/29/2026	491	488	368	0.1%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	554	542	534	0.2%
		First lien senior secured delayed draw loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	460	430	444	0.2%
		First lien senior secured delayed draw loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.97%	6.75%	-	SOFR(S)	1/17/2029	-	-	-	0.0%
		First lien senior secured loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	2,824	2,765	2,725	0.9%
								32,500	31,909	31,728	10.7%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Health care providers & services
Brightview, LLC		First lien senior secured loan	10.44%	6.00%	-	SOFR(M)	12/14/2026	2,140	2,136	2,140	0.7%
		First lien senior secured delayed draw loan	10.44%	6.00%	-	SOFR(M)	12/14/2026	286	284	286	0.1%
		First lien senior secured revolving loan	10.44%	6.00%	-	SOFR(M)	12/14/2026	130	130	130	0.0%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.94%	5.50%	-	SOFR(M)	8/20/2027	784	774	784	0.3%
		First lien senior secured delayed draw loan	9.94%	5.50%	-	SOFR(M)	8/20/2027	1,412	1,397	1,412	0.5%
		First lien senior secured revolving loan	9.94%	5.50%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	3,808	3,808	3,808	1.3%
		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	952	952	952	0.3%
		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	1,563	1,499	1,563	0.5%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	206	187	206	0.1%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	6,067	5,935	6,083	2.1%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	61	60	62	0.0%
MVP VIP Borrower, LLC		First lien senior secured loan	10.80%	6.50%	-	SOFR(M)	1/3/2029	4,004	3,924	4,044	1.4%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	1/3/2029	323	317	326	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	12/18/2030	3,164	3,094	3,203	1.1%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.57%	5.25%	-	SOFR(M)	12/19/2030	2,397	2,352	2,397	0.8%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(M)	12/20/2029	42	33	42	0.0%
		First lien senior secured revolving loan	11.75%	4.25%	-	SOFR(M)	12/20/2029	-	-	-	0.0%
Refocus Management Services, LLC		First lien senior secured loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	3,557	3,467	3,557	1.2%
		First lien senior secured delayed draw loan	9.91%	5.50%	-	SOFR(Q)	2/14/2029	647	632	647	0.2%
		First lien senior secured revolving loan	9.91%	5.50%	-	SOFR(Q)	2/14/2029	97	89	97	0.0%
Salt Dental Collective, LLC		First lien senior secured delayed draw loan	11.17%	6.75%	-	SOFR(M)	2/15/2028	993	984	993	0.3%
		First lien senior secured delayed draw loan	11.17%	6.75%	-	SOFR(M)	2/15/2028	-	-	-	0.0%
								32,633	32,054	32,732	11.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.94%	4.75%	-	SOFR(S)	3/26/2031	1,464	1,440	1,464	0.5%
		First lien senior secured delayed draw loan	8.94%	4.75%	-	SOFR(S)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.94%	4.75%	-	SOFR(S)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	11.56%	7.00%	-	SOFR(Q)	11/3/2027	1,632	1,596	1,595	0.5%
		First lien senior secured delayed draw loan	11.56%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.56%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								3,096	3,036	3,059	1.0%
Household durables
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.82%	5.50%	-	SOFR(M)	2/4/2031	1,159	1,142	1,159	0.4%
		First lien senior secured revolving loan	9.83%	5.50%	-	SOFR(M)	2/4/2031	202	195	202	0.1%
		First lien senior secured delayed draw loan	9.82%	5.50%	-	SOFR(M)	2/4/2031	741	727	741	0.2%
								2,102	2,064	2,102	0.7%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.83%	6.25%	-	SOFR(Q)	7/3/2028	5,959	5,844	5,959	2.0%
		First lien senior secured delayed draw loan	10.81%	6.25%	-	SOFR(Q)	7/3/2028	472	452	472	0.2%
								6,431	6,296	6,431	2.2%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	10.42%	6.00%	-	SOFR(M)	7/7/2027	653	647	653	0.2%
		First lien senior secured delayed draw loan	10.42%	6.00%	-	SOFR(M)	7/7/2027	1,829	1,779	1,828	0.6%
		First lien senior secured revolving loan	10.42%	6.00%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								2,482	2,426	2,481	0.8%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.95%	6.50%	-	SOFR(Q)	7/26/2027	4,867	4,811	4,867	1.6%
		First lien senior secured revolving loan	10.95%	6.50%	-	SOFR(Q)	7/26/2027	-	-	-	0.0%
								4,867	4,811	4,867	1.6%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Leisure products
MacNeill Pride Group Corp.		First lien senior secured delayed draw loan	11.31%	6.25%	0.50%	SOFR(Q)	4/22/2026	952	941	952	0.3%
		First lien senior secured revolving loan	11.31%	6.25%	0.50%	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	10.06%	5.75%	-	SOFR(Q)	1/3/2030	6,182	6,063	6,182	2.1%
Pixel Intermediate, LLC	(5)	First lien senior secured loan	10.92%	6.50%	-	SOFR(S)	2/1/2029	4,046	3,963	4,086	1.3%
		First lien senior secured revolving loan	10.80%	6.50%	-	SOFR(Q)	2/1/2029	1,368	1,334	1,382	0.5%
Spinrite Inc.	(5)	First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2025	305	305	305	0.1%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/26/2030	527	527	527	0.2%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	6/30/2025	554	552	554	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.96%	4.75%	2.75%	SOFR(Q)	11/30/2026	3,052	3,000	2,975	1.0%
								16,986	16,685	16,963	5.7%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.80%	6.50%	-	SOFR(Q)	12/18/2029	2,841	2,770	2,841	0.9%
		First lien senior secured revolving loan	10.80%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings (Capital Machine Technologies)		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	3/31/2030	3,243	3,161	3,243	1.1%
Luxium Solutions, LLC		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	957	946	957	0.3%
		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	1,178	1,164	1,178	0.4%
		First lien senior secured delayed draw loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	309	307	309	0.1%
PVI Holdings, Inc		First lien senior secured loan	9.34%	4.94%	-	SOFR(Q)	1/18/2028	2,022	2,004	2,012	0.7%
RMH Systems, LLC		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	2/4/2030	2,025	1,955	2,025	0.7%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
								12,575	12,307	12,565	4.2%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Personal care products
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.32%	5.00%	-	SOFR(Q)	9/28/2027	7,000	6,932	7,000	2.4%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	9.32%	5.00%	-	SOFR(M)	5/31/2030	2,424	2,368	2,424	0.8%
		First lien senior secured revolving loan	9.32%	5.00%	-	SOFR(Q)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	9.82%	5.50%	-	SOFR(M)	5/1/2029	4,596	4,527	4,596	1.5%
								14,020	13,827	14,020	4.7%
Professional services
DISA Holdings Corp.		First lien senior secured delayed draw loan	9.32%	5.00%	-	SOFR(Q)	9/9/2028	1,270	1,249	1,270	0.4%
		First lien senior secured delayed draw loan	9.31%	5.00%	-	SOFR(Q)	9/9/2028	180	180	180	0.1%
		First lien senior secured revolving loan	9.31%	5.00%	-	SOFR(Q)	9/9/2028	74	68	74	0.0%
		First lien senior secured loan	9.32%	5.00%	-	SOFR(Q)	9/9/2028	222	219	222	0.1%
		First lien senior secured loan	9.32%	5.00%	-	SOFR(Q)	9/9/2028	3,351	3,290	3,351	1.1%
Envirotech Services, LLC		First lien senior secured loan	9.99%	5.75%	-	SOFR(S)	1/18/2029	5,769	5,643	5,769	2.0%
		First lien senior secured loan	9.97%	5.75%	-	SOFR(S)	1/18/2029	22	21	22	0.0%
		First lien senior secured revolving loan	9.99%	5.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.72%	5.50%	-	SOFR(S)	3/27/2030	3,918	3,839	3,918	1.3%
		First lien senior secured delayed draw loan	9.72%	5.50%	-	SOFR(S)	3/27/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.72%	5.50%	-	SOFR(S)	3/27/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.72%	5.50%	-	SOFR(S)	3/27/2030	-	-	-	0.0%
								14,806	14,509	14,806	5.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.70%	7.25%	3.00%	SOFR(Q)	7/20/2027	2,376	2,305	2,376	0.8%
		First lien senior secured revolving loan	14.70%	7.25%	3.00%	SOFR(Q)	7/20/2027	376	364	376	0.1%
								2,752	2,669	2,752	0.9%
Trading companies & distributors
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.82%	5.50%	-	SOFR(M)	7/22/2027	2,930	2,869	2,930	1.0%
BCDI Meteor Acquisition, LLC		First lien senior secured loan	11.40%	7.00%	-	SOFR(Q)	6/29/2028	4,881	4,801	4,881	1.6%
		First lien senior secured loan	11.40%	7.00%	-	SOFR(Q)	6/29/2028	369	363	369	0.1%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	1,444	1,420	1,430	0.5%
		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	1,206	1,186	1,194	0.4%
		First lien senior secured revolving loan	11.56%	7.00%	-	SOFR(Q)	12/17/2026	125	122	123	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	7/12/2029	5,288	5,193	5,288	1.8%
		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	7/12/2029	1,682	1,650	1,682	0.6%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	10.81%	6.50%	-	SOFR(Q)	5/10/2029	5,092	5,002	5,130	1.7%
		First lien senior secured delayed draw loan	10.81%	6.50%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.95%	6.50%	-	SOFR(Q)	11/1/2027	6,860	6,757	6,860	2.3%
Genuine Cable Group, LLC		First lien senior secured loan	10.17%	5.75%	-	SOFR(M)	11/1/2026	4,875	4,804	4,863	1.6%
		First lien senior secured loan	10.17%	5.75%	-	SOFR(M)	11/1/2026	1,965	1,937	1,960	0.7%
I.D. Images Acquisition, LLC		First lien senior secured loan	10.07%	5.75%	-	SOFR(M)	7/30/2027	2,903	2,875	2,903	1.0%
		First lien senior secured loan	10.07%	5.75%	-	SOFR(M)	7/30/2027	655	636	655	0.2%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	9.07%	4.75%	-	SOFR(M)	3/1/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.07%	4.75%	-	SOFR(M)	3/1/2029	-	-	-	0.0%
		First lien senior secured revolving loan	9.07%	4.75%	-	SOFR(M)	3/1/2029	21	8	21	0.0%
		First lien senior secured loan	9.07%	4.75%	-	SOFR(M)	3/1/2029	3,124	3,049	3,124	1.0%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	1/24/2030	5,197	5,095	5,197	1.7%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	1/30/2030	210	176	210	0.1%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/27/2029	4,392	4,336	4,392	1.5%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/27/2029	178	176	178	0.1%
		First lien senior secured delayed draw loan	9.80%	5.50%	-	SOFR(Q)	12/27/2025	933	920	933	0.3%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	12/27/2029	-	-	-	0.0%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	8/1/2030	3,939	3,867	3,979	1.3%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.79%	5.50%	-	SOFR(Q)	10/23/2029	1,675	1,639	1,675	0.6%
		First lien senior secured revolving loan	9.79%	5.50%	-	SOFR(Q)	10/23/2029	253	237	253	0.1%
								60,197	59,118	60,230	20.2%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	12.47%	8.00%	-	SOFR(Q)	8/10/2027	100	98	100	0.0%
		First lien senior secured delayed draw loan	11.98%	8.00%	1.50%	SOFR(Q)	8/10/2027	2,979	2,941	2,689	0.9%
		First lien senior secured loan	11.98%	6.00%	1.50%	SOFR(Q)	8/10/2027	666	652	600	0.2%
								3,745	3,691	3,389	1.1%
Total Debt Investments								304,076	298,643	303,112	101.7%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Number of		Fair	Percentage of
Portfolio Company(1)	Footnotes	Shares	Cost	Value	Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.19%	(8)	1,645,000	1,645	1,645	0.6%
Total Investments in Money Market Funds		1,645,000	1,645	1,645	0.6%

Total Investments			$300,288	$304,757	102.3%

Liabilities in Excess of Other Assets				(6,586)	(2.3)%
Net Assets				$298,171	100.0%

(1)	As of March 31, 2025, unless otherwise noted, all debt investments are Level 3 holdings. Investments in money market funds are Level 1 holdings. See Note 5 – Fair Value. As of such date, all investments are also non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(4)	As of March 31, 2025, the tax cost of the Company’s investments approximates their amortized cost.

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, 3.9% of the Company’s total assets were in non-qualifying investments.

(6)	Debt investment on non-accrual status as of March 31, 2025.

(7)	Non-income producing investment.

(8)	The indicated rate is the yield as of March 31, 2025.

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

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

		Number of		Fair	Percentage
Portfolio Company(1)	Footnotes	Shares	Cost	Value	of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.24%	(6)	13,439,729	13,440	13,440	4.9%
Total Short-Term Investments		13,439,729	13,440	13,440	4.9%

Total Investments			$270,860	$275,273	101.0%
				-
Liabilities in Excess of Other Assets				(2,800)	(1.0)%
Net Assets				$272,473	100.0%

(1)	As of December 31, 2024, all investments are Level 3 holdings. See Note 5 – Fair Value. As of such date, all investments are also non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(4)	As of December 31, 2024, the tax cost of the Company’s investments approximates their amortized cost.

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 4.3% of the Company’s total assets were in non-qualifying investments.

(6)	The indicated rate is the yield as of December 31, 2024.

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

The Company is a Delaware corporation formed to make investments in middle-market companies and commenced operations on December 16, 2021.

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

As of March 31, 2025, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($85,535 is undrawn). See Note 12 – Subsequent Events.

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

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of March 31, 2025, KDL Corp, LLC held no investments.

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025 and 2024, the Company had $44 and $12, respectively, of PIK interest included in interest income, which represents 0.6% and 0.2%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of March 31, 2025, the Company had one investment on non-accrual status, which comprised 0.9% and 0.7%, respectively, of total debt investments at cost and fair value. As of March 31, 2024, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

K. Recent Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 11 – Segment Reporting, for more information on the effects of the adoption of ASU 2023-07.

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

The Company reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement. As the Company reimburses the Administrator for its expenses, the Company indirectly bears such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

B. Investment Advisory Agreement – on December 16, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On February 19, 2025, the Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2026.

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

For the three months ended March 31, 2025 and 2024, the Company incurred management fees of $521 and $351, respectively.

C. Other – Kayne Anderson, an affiliate of the Advisor, made an equity contributions of $250 during the three months ended March 31, 2025. See Note 12 – Subsequent Events.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$298,643	$303,112	$257,420	$261,833
Investments in money market funds	1,645	1,645	13,440	13,440
Total Investments	$300,288	$304,757	$270,860	$275,273

As of March 31, 2025 and December 31, 2024, $12,026 and $12,053, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024

Trading companies & distributors	19.9%	20.9%
Commercial services & supplies	11.3%	13.1%
Health care providers & services	10.8%	12.3%
Food products	10.5%	12.2%
Containers & packaging	8.2%	7.2%
Leisure products	5.6%	4.2%
Aerospace & defense	5.2%	6.0%
Professional services	4.9%	4.1%
Personal care products	4.6%	3.0%
Machinery	4.2%	2.8%
Building products	2.2%	2.0%
Household products	2.1%	-%
Automobile components	2.1%	3.9%
IT services	1.6%	1.8%
Biotechnology	1.4%	1.7%
Wireless telecommunication services	1.1%	1.3%
Health care equipment & supplies	1.0%	0.6%
Textiles, apparel & luxury goods	0.9%	1.0%
Diversified telecommunication services	0.9%	1.0%
Insurance	0.8%	0.9%
Household durables	0.7%	-%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of March 31, 2025 and December 31, 2024. Note that the valuation levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$303,112	$303,112
Investments in money market funds	1,645	-	-	1,645
Total Investments	$1,645	$-	$303,112	$304,757

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$261,833	$261,833
Investments in money market funds	13,440	-	-	13,440
Total Investments	$13,440	$-	$261,833	$275,273

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2025 and 2024, respectively.

First-lien
senior secured
For the three months ended March 31, 2025	debt investments
Fair value, beginning of period	$261,833
Purchases of investments	52,314
Proceeds from sales of investments and principal repayments	(11,659)
Net change in unrealized gain (loss)	55
Net realized gain (loss)	-
Net accretion of discount on investments	515
PIK interest	54
Transfers into (out of) Level 3	-
Fair value, end of period	$303,112

First-lien
senior secured
For the three months ended March 31, 2024	debt investments
Fair value, beginning of period	$177,526
Purchases of investments	27,407
Proceeds from principal payments and sales of investments	(6,962)
Net change in unrealized gain (loss)	831
Net realized gain (loss)	-
Net accretion of discount on investments	383
PIK interest	9
Transfers into (out of) Level 3	-
Fair value, end of period	$199,194

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the three three months ended March 31, 2025 and 2024, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of March 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$303,112	Discounted cash flow analysis	Discount rate	7.6% - 15.0%	9.2%

	As of December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$261,833	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	9.8%

Note 6. Debt

As of March 31, 2025, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 20, 2026. The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. As of March 31, 2025, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Debt obligations consisted of the following as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the amount outstanding under the Subscription Credit Facility equals its fair value.

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$2,500	$22,500
Total debt	$25,000	$2,500	$22,500

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, the weighted average interest rate of borrowings outstanding was 6.59% and 7.35%, respectively.

As of March 31, 2025, the Company had $2,500 outstanding under the Subscription Credit Facility at a weighted average interest rate of 6.63%. As of March 31, 2024, the Company did not have any amounts outstanding under the Subscription Credit Facility. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Common Stock and Share Transactions

As of March 31, 2025, the Company had 100,000 shares of common stock authorized and 56,769 shares outstanding. As of March 31, 2025, Kayne Anderson owned 517 shares of the Company.

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 13, 2025	$5,259	4,754	$25,000
Total common stock issued		4,754	$25,000

For the three months ended March 31, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 15, 2024	$5,308	4,710	$25,000
Total common stock issued		4,710	$25,000

As of March 31, 2025, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $85,535 of undrawn commitments at March 31, 2025. See Note 12 – Subsequent Events.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the three months ended March 31, 2025 and 2024, respectively. See Note 12 – Subsequent Events.

For the three months ended March 31, 2025
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
February 19, 2025	March 31, 2025	April 15, 2025	$132.00
Total dividends declared			$132.00

For the three months ended March 31, 2024
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 6, 2024	March 29, 2024	April 17, 2024	$136.00
Total dividends declared			$136.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the three months ended March 31, 2025 and 2024, respectively. See Note 12 – Subsequent Events.

For the three months ended March 31, 2025
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 31, 2024	January 15, 2025	203	$1,070
		203	$1,070

For the dividend with a record date of March 31, 2025 and paid on April 15, 2025, there were 212 shares issued with a DRIP value of $1,114. These shares are excluded from the table above, as the DRIP shares were issued after March 31, 2025.

For the three months ended March 31, 2024
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2023	January 16, 2024	883	$4,616
		883	$4,616

For the dividend declared on March 6, 2024 and paid on April 17, 2024, there were 1,047 shares issued with a DRIP value of $5,510. These shares are excluded from the table above, as the DRIP shares were issued after March 31, 2024.

Note 8. Commitments and Contingencies

The Company had an aggregate of $41,328 and $31,808, respectively, of unfunded commitments, including $24,464 and $19,458, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of March 31, 2025 and December 31, 2024. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

The Company’s unfunded revolving commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the underlying senior secured loan. The Company’s unfunded delayed draw term loan commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for unfunded delayed draw term loan commitments may be shorter than the maturity date if drawn or funded.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

A summary of the composition of the unfunded commitments as of March 31, 2025 and December 31, 2024 is shown in the table below.

	As of	As of
	March 31, 2025	December 31, 2024
Alcami Corporation	$507	$507
Allcat Claims Service, LLC	1,829	1,829
Allentown, LLC	276	197
American Equipment Holdings LLC	253	338
American Soccer Company, Incorporated (SCORE)	30	223
Basel U.S. Acquisition Co., Inc. (IAC)	613	613
Bloomington Holdco, LLC (BW Fusion)	1,193	1,193
BLP Buyer, Inc. (Bishop Lifting Products)	452	544
Carton Packaging Buyer, Inc. (Century Box)	639	639
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1,857	1,857
CGI Automated Manufacturing, LLC	36	132
CI (MG) Group, LLC (Mariani Premier Group)	2,376	-
City Line Distributors LLC	533	533
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	756	-
CREO Group Inc. (HMS Manufacturing)	569	-
Del-Air Heating, Air Conditioning & Refrigeration, LLC	720	-
DISA Holdings Corp.	302	534
Diverzify Intermediate, LLC	811	811
ECS Opco 1, LLC (Spectrum Vascular)	630	-
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	281	281
Envirotech Services, LLC	1,181	1,181
Fastener Distribution Holdings, LLC	1,418	1,418
Guardian Dentistry Practice Management, LLC	77	77
Gulf Pacific Acquisition, LLC	154	154
IF&P Foods, LLC (FreshEdge)	335	431
Improving Acquisition LLC	327	327
Krayden Holdings, Inc.	1,791	1,812
Lakewood Acquisition Corporation (R&B Wholesale)	1,593	-
Light Wave Dental Management, LLC	586	792
LSL Industries, LLC (LSL Healthcare)	448	448
MacNeill Pride Group	346	260
ML Buyer, LLC (Mama Lycha Foods, LLC)	835	879
Monza Purchaser, LLC (Smyth)	1,992	-
MRC Keystone Acquisition LLC (Automated Handing Solutions)	785	785
NMA Holdings, LLC (Neuromonitoring Associates)	1,440	1,440
OAO Acquisitions, Inc. (BearCom)	515	515
Phoenix YW Buyer, Inc. (Elida Beauty)	444	444
Pixel Intermediate, LLC	290	290
Redwood MSO, LLC (Smile Partners)	555	597
Refocus Management Services, LLC	976	1,227
RMH Systems, LLC	2,105	-
The Robinette Company	1,079	1,079
Ruff Roofers Buyer, LLC	1,825	1,608
Siegel Egg Co., LLC	6	80
Speedstar Holding LLC	111	111
Superior Intermediate LLC (Landmark Structures)	1,885	1,885
Tapco Buyer LLC	1,869	1,869
US Anchors Group, Inc. (Mechanical Plastics Corp.)	579	579
Vehicle Accessories, Inc.	-	150
Vitesse Systems Parent, LLC	104	-
Workholding US Holdings, LLC (Forkardt Hardinge)	590	716
Worldwide Produce Acquisition, LLC	424	423
Total unfunded commitments	$41,328	$31,808

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024.

	For the three months ended
	March 31, 2025	March 31, 2024
Net increase (decrease) in net assets resulting from operations	$7,121	$6,533
Weighted average shares of common stock outstanding - basic and diluted	54,466	38,411
Earnings (loss) per share of common stock - basic and diluted	$131	$170

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	(amounts in thousands, except share and per share amounts)
	2025	2024
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,259	$5,229

Results of Operations:
Net Investment Income (loss)	130	148
Net Realized and Unrealized Gain (Loss) on Investments(2)	(5)	21
Net Increase (Decrease) in Net Assets Resulting from Operations	125	169

Dividends to Common Stockholders
Dividends from Net Investment Income	(132)	(136)
Net Decrease in Net Assets Resulting from Dividends	(132)	(136)
Net Asset Value, End of Period	$5,252	$5,262

Shares Outstanding, End of Period	56,769	40,886

Ratio/Supplemental Data
Net assets, end of period	$298,171	$215,140
Weighted-average shares outstanding	54,466	38,411
Total Return(3)	2.4%	3.2%
Portfolio turnover	4.1%	3.7%
Ratio of operating expenses to average net assets(4)	1.2%	1.3%
Ratio of net investment income (loss) to average net assets(4)	10.0%	11.4%

(1)	The per common share data was derived by using weighted average shares outstanding.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

(2)

Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not be consistent or reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to the timing of share transactions during the period.

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

On April 15, 2025, the Company paid a dividend of $132 per share to each common stockholder of record as of March 31, 2025. The total distribution was $7,493 and $1,114 was reinvested into the Company through the issuance of 212 shares of common stock.

On April 30, 2025, the Company sold 4,760 shares of its common stock for an aggregate offering price of $25,000. The Company has existing subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock ($60,535 is undrawn following this share issuance).

On May 1, 2025, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $118 per share. The dividend of $118 per share will be paid on July 16, 2025 to stockholders of record as of the close of business on June 30, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.3 billion related to middle market private credit as of March 31, 2025.

Recent Developments

On April 15, 2025, we paid a dividend of $132 per share to each common stockholder of record as of March 31, 2025. The total distribution was $7.5 million and $1.1 million was reinvested into the Company through the issuance of 212 shares of common stock.

On April 30, 2025, we sold 4,760 shares of common stock for an aggregate offering price of $25 million. We have existing subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock ($60.5 million is undrawn following this share issuance).

On May 1, 2025, our Board of Directors declared a dividend to common stockholders in the amount of $118 per share. The dividend of $118 per share will be paid on July 16, 2025 to stockholders of record as of the close of business on June 30, 2025, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of March 31, 2025, we had investments in 79 portfolio companies with an aggregate fair value of approximately $303.1 million, and unfunded commitments to these portfolio companies of $41.3 million, and our portfolio consisted of 100% first lien senior secured loans.

As of March 31, 2025, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were 10.7% and 10.9%, respectively.

As of March 31, 2025, our portfolio was invested across 21 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of March 31, 2025 were Trading Companies & Distributors, Commercial Services & Supplies, Health Care Providers & Services, and Food Products, which represented, as a percentage of our portfolio of long-term investments, 19.9%, 11.3%, 10.8% and 10.5% respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of March 31, 2025, our average position size based on commitment (at the portfolio company level) was $4.4 million.

As of March 31, 2025, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $57.0 million and $37.6 million, respectively, based on fair value1.

As of March 31, 2025, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.7%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

[1]	Excludes investments on watch list, which represent 1.8% of the total fair value of debt investments as of March 31, 2025.

As of March 31, 2025, we had one debt investment on non-accrual status, which represented 0.7% and 0.9% of total debt investments at fair value and cost, respectively.

As of March 31, 2025, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was of 4.2x and 2.4x, respectively, based on fair value1.

As of March 31, 2025, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

Our investment activity for the three months ended March 31, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended March 31,
	2025 ($ in millions)	2024 ($ in millions)

New investments:
Gross new investments commitments	$62.2	$31.7
Less: investment commitments sold down, exited or repaid(1)	(11.0)	(6.3)
Net investment commitments	$51.2	$25.4

Principal amount of investments funded:
Private credit investments	$53.4	$28.1
Liquid credit investments	-	-
Total principal amount of investments funded	$53.4	$28.1

Principal amount of investments sold / repaid:
Private credit investments	$(11.7)	$(7.0)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	$(11.7)	$(7.0)

Number of new investment commitments	13	10
Average new investment commitment amount	$4.8	$3.2
Weighted average maturity for new investment commitments(2)	4.6 years	4.3 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	9.8%	11.4%
Weighted average interest rate on investment sold or paid down(4)	10.2%	12.6%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at March 31, 2025 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(4)	Based on the underlying rate if still held at March 31, 2025. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

[1]	Excludes investments on watch list, which represent 1.8% of the total fair value of debt investments as of March 31, 2025.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of March 31, 2025 and December 31, 2024.

As of March 31, 2025				As of December 31, 2024
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$5.5	1.8%	2	2.5%	$5.8	2.2%	2	2.9%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024

Trading companies & distributors	19.9%	20.9%
Commercial services & supplies	11.3%	13.1%
Health care providers & services	10.8%	12.3%
Food products	10.5%	12.2%
Containers & packaging	8.2%	7.2%
Leisure products	5.6%	4.2%
Aerospace & defense	5.2%	6.0%
Professional services	4.9%	4.1%
Personal care products	4.6%	3.0%
Machinery	4.2%	2.8%
Building products	2.2%	2.0%
Household products	2.1%	-%
Automobile components	2.1%	3.9%
IT services	1.6%	1.8%
Biotechnology	1.4%	1.7%
Wireless telecommunication services	1.1%	1.3%
Health care equipment & supplies	1.0%	0.6%
Textiles, apparel & luxury goods	0.9%	1.0%
Diversified telecommunication services	0.9%	1.0%
Insurance	0.8%	0.9%
Household durables	0.7%	-%
	100.0%	100.0%

Results of Operations

For the three months ended March 31, 2025 and 2024, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
	($ in millions)	($ in millions)
Total investment income	$7.93	$6.34
Less: Net expenses	(0.86)	(0.64)
Net investment income	7.07	5.70
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	0.05	0.83
Net increase (decrease) in net assets resulting from operations	$7.12	$6.53

Investment Income

Investment income for the three months ended March 31, 2025 and 2024 totaled $7.9 million and $6.3 million, respectively, and consisted primarily of interest income on our debt investments. For the three months ended March 31, 2025 and 2024, we had $0.04 million and $0.01 million, respectively, of PIK interest included in interest income. As of March 31, 2025, we had one debt investment on non-accrual status. As of March 31, 2024, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31,
	2025	2024
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.05	$0.05
Management fees	0.52	0.35
Other operating expenses	0.25	0.20
Deferred offering costs	-	-
Directors fees	0.04	0.04
Total expenses	$0.86	$0.64

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended March 31,
	2025	2024
	($ in millions)	($ in millions)
Unrealized gains on investments	$1.24	$1.13
Unrealized (losses) on investments	(1.19)	(0.30)
Net change in unrealized gains (losses) on investments	$0.05	$0.83

For these three-month periods ended March 31, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
March 31, 2025
($ in millions)
Portfolio Company
Lakewood Acquisition Corporation (R&B Wholesale)	$0.14
CREO Group Inc. (HMS Manufacturing)	0.14
Olibre Borrower LLC (Revelyst)	0.12
Monza Purchaser, LLC (Smyth)	0.09
CMT Intermediate Holdings (Capital Machine Technologies)	0.08
Other portfolio companies unrealized gains	0.67
Other portfolio companies unrealized (losses)	(0.59)
Alcami Corporation	(0.05)
Worldwide Produce Acquisition, LLC	(0.06)
Centerline Communications, LLC	(0.07)
Innopak Industries, Inc.	(0.09)
Siegel Egg Co., LLC	(0.33)
Total Unrealized Appreciation (Depreciation), net	$0.05

For the three months ended
March 31, 2024
($ in millions)
Portfolio Company
Envirotech Services, LLC	$0.15
Refocus Management Services, LLC	0.13
Pixel Intermediate, LLC	0.13
MVP VIP Borrower, LLC	0.10
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	0.09
Other portfolio companies unrealized gains	0.53
Other portfolio companies unrealized (losses)	(0.13)
American Soccer Company, Incorporated (SCORE)	(0.02)
FCA, LLC (FCA Packaging)	(0.02)
VENUplus, Inc. (f/k/a CTM Group, Inc.)	(0.02)
Siegel Egg Co., LLC	(0.02)
Universal Marine Medical Supply International, LLC (Unimed)	(0.09)
Total Unrealized Appreciation (Depreciation), net	$0.83

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our shares of common stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2025, our asset coverage ratio was not meaningful, as we only had $2.5 million borrowed under our subscription credit facility. As of December 31, 2024, we did not have any borrowings outstanding under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of March 31, 2025, we had $2.5 million borrowed under our subscription credit facility and had cash and cash equivalents of $3.4 million (including investments in money market funds). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of May 7, 2025, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $16.7 million (including investments in money market funds).

Capital Contributions

During the three months ended March 31, 2025 and 2024, we issued and sold 4,754 and 4,710 shares of our common stock related to capital called at an aggregate purchase price of $25 million and $25 million, respectively. As of May 7, 2025, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $60.5 million ($293 million or 82.9% funded).

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at March 31, 2025 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$2.5	$2.5	$-	$-	$-
Total contractual obligations	$2.5	$2.5	$-	$-	$-

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had an aggregate $41.3 million and $31.8 million, respectively, of unfunded commitments, including $24.5 million and $19.5 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2025, for more information on our critical accounting policies.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original Issue Discounts (OIDs), market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

Related Party Transactions

Investment Advisory Agreement. On December 16, 2021, we entered into the Investment Advisory Agreement with our Advisor. On February 19, 2025, the Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2026. Our Advisor serves as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of a management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

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

The Administrator is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. As we reimburse the Administrator for its expenses, we indirectly bear such cost. The Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(6.0)	$(0.1)	$(5.9)
Down 100 basis points	$(3.0)	$(0.0)	$(3.0)
Up 100 basis points	$3.0	$0.0	$3.0
Up 200 basis points	$6.0	$0.1	$5.9

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, on our performance.

There have been recent proposed changes to United States trade policies, treaties and tariffs, and, in the future, there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the three months ended March 31, 2025, we issued and sold 4,754 shares of common stock at an aggregate offering amount of approximately $25 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 13, 2025	$5,259	4,754	$25,000

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

Date: May 12, 2025

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2025

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2025

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)