Form 10-Q
period 2025-06-30
Kayne DL 2021, Inc.
filed 2025-08-11
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 61,947 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $312,073 and $257,420)	$316,414	$261,833
Investments in money market funds (amortized cost of $11,412 and $13,440)	11,412	13,440
Cash	1,979	2,899
Receivable for principal payments on investments	117	71
Interest receivable	2,930	2,070
Prepaid expenses and other assets	47	115
Total Assets	$332,899	$280,428

Liabilities:
Unamortized Subscription Credit Facility issuance costs	$(2)	$(12)
Distributions payable	7,286	7,202
Management fee payable	579	481
Accrued expenses and other liabilities	358	284
Total Liabilities	$8,221	$7,955

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 61,741 and 51,812 as of June 30, 2025 and December 31, 2024, respectively, issued and outstanding	$-	$-
Additional paid-in capital	320,427	268,243
Total distributable earnings (deficit)	4,251	4,230
Total Net Assets	$324,678	$272,473
Total Liabilities and Net Assets	$332,899	$280,428
Net Asset Value Per Common Share	$5,259	$5,259

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Income:
Investment income from investments:
Interest income	$8,589	$6,676	$16,463	$12,876
Dividend income	115	120	172	258
Total Investment Income	8,704	6,796	16,635	13,134

Expenses:
Interest expense	56	43	103	89
Management fees	579	396	1,100	747
Professional fees	99	90	212	184
Directors fees	41	41	82	78
Other general and administrative expenses	122	113	265	221
Total Expenses	897	683	1,762	1,319
Net Investment Income (Loss)	7,807	6,113	14,873	11,815

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-	-	-
Total net realized gains (losses)	-	-	-	-
Net change in unrealized gains (losses):
Investments	(128)	(70)	(73)	761
Total net change in unrealized gains (losses)	(128)	(70)	(73)	761
Total realized and unrealized gains (losses)	(128)	(70)	(73)	761

Net Increase in Net Assets Resulting from Operations	$7,679	$6,043	$14,800	$12,576

Per Common Share Data:
Basic and diluted net investment income per common share	$130	$146	$259	$295
Basic and diluted net increase in net assets resulting from operations	$128	$145	$258	$314
Weighted Average Common Shares Outstanding - Basic and Diluted	60,192	41,749	57,345	40,080

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$7,807	$6,113	$14,873	$11,815
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(128)	(70)	(73)	761
Net Increase in Net Assets Resulting from Operations	7,679	6,043	14,800	12,576

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(7,286)	(5,745)	(14,779)	(11,305)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(7,286)	(5,745)	(14,779)	(11,305)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	25,000	-	50,000	25,000
Reinvestment of dividends	1,114	5,509	2,184	10,125
Net Increase in Net Assets Resulting from Capital Share Transactions	26,114	5,509	52,184	35,125
Total Increase in Net Assets	26,507	5,807	52,205	36,396
Net Assets, Beginning of Period	298,171	215,140	272,473	184,551
Net Assets, End of Period	$324,678	$220,947	$324,678	$220,947

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$14,800	$12,576
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	73	(761)
Net accretion of discount on investments	(1,000)	(713)
Sales (purchases) of investments in money market funds, net	2,028	3,915
Purchases of portfolio investments	(73,706)	(54,912)
Proceeds from sales of investments and principal repayments	20,384	9,002
Paid-in-kind interest from portfolio investments	(310)	(36)
Amortization of deferred financing cost	26	39
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(882)	(616)
(Increase)/decrease in receivable for principal payments on investments	(46)	(5)
(Increase)/decrease in prepaid expenses and other assets	68	68
Increase/(decrease) in management fees payable	98	89
Increase/(decrease) in excise tax payable	-	(14)
Increase/(decrease) in accrued other general and administrative expenses	74	20
Net cash used in operating activities	(38,393)	(31,348)
Cash Flows from Financing Activities:
Borrowings/(payments) on Subscription Credit Facility, net	-	2,500
Payments of debt issuance costs	(16)	(79)
Dividends paid in cash	(12,511)	(94)
Proceeds from issuance of common shares	50,000	25,000
Net cash provided by financing activities	37,473	27,327
Net increase (decrease) in cash	(920)	(4,021)
Cash, beginning of period	2,899	5,887
Cash, end of period	$1,979	$1,866

Supplemental and Non-Cash Information:
Interest paid during the period	$78	$43
Non-cash financing activities not included herein consisted of reinvestment of dividends	$2,184	$10,125

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	of Net Assets
Debt Investments
Aerospace & defense
Fastener Distribution Holdings, LLC		First lien senior secured loan	9.05%	4.75%	-	SOFR(M)	11/4/2031	3,773	3,742	3,802	1.2%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.44%	7.00%	-	SOFR(M)	12/22/2028	5,867	5,757	5,867	1.8%
		First lien senior secured revolving loan	11.43%	7.00%	-	SOFR(M)	12/22/2028	1,043	1,024	1,043	0.3%
								10,683	10,523	10,712	3.3%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	10.29%	6.00%	-	SOFR(Q)	7/22/2027	1,015	1,005	1,004	0.3%
		First lien senior secured delayed draw loan	10.29%	6.00%	-	SOFR(Q)	7/22/2027	111	110	110	0.0%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	7/23/2029	5,054	4,966	5,104	1.6%
								6,180	6,081	6,218	1.9%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	11.41%	7.00%	-	SOFR(M)	12/21/2028	295	284	295	0.1%
		First lien senior secured revolving loan	11.41%	7.00%	-	SOFR(M)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	11.48%	7.00%	-	SOFR(Q)	12/21/2028	4,007	3,915	4,007	1.2%
								4,302	4,199	4,302	1.3%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.28%	5.00%	-	SOFR(Q)	11/19/2029	1,595	1,556	1,595	0.5%
		First lien senior secured loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	432	427	432	0.1%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	598	587	598	0.2%
		First lien senior secured delayed draw loan	9.28%	5.00%	-	SOFR(Q)	11/19/2029	1,192	1,170	1,192	0.4%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(Q)	11/19/2029	-	-	-	0.0%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	11.50%	4.00%	-	Prime	7/15/2029	3,383	3,309	3,383	1.0%
		First lien senior secured revolving loan	11.50%	4.00%	-	Prime	7/15/2029	-	-	-	0.0%
								7,200	7,049	7,200	2.2%
Chemicals
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	6/30/2031	5,910	5,851	5,910	1.8%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(Q)	6/30/2031	134	123	134	0.1%
								6,044	5,974	6,044	1.9%
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.		First lien senior secured loan	10.23%	5.75%	-	SOFR(Q)	1/29/2027	3,000	2,979	3,000	0.9%
Allentown, LLC		First lien senior secured loan	11.48%	6.00%	1.00%	SOFR(Q)	4/22/2027	2,252	2,227	2,173	0.7%
		First lien senior secured delayed draw loan	11.48%	6.00%	1.00%	SOFR(Q)	4/22/2027	407	400	393	0.1%
		First lien senior secured revolving loan	13.50%	5.00%	1.00%	PRIME	4/22/2027	31	28	30	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.69%	6.00%	-	SOFR(S)	11/5/2026	156	156	156	0.1%
		First lien senior secured loan	10.74%	6.00%	-	SOFR(S)	11/5/2026	596	590	596	0.2%
		First lien senior secured delayed draw loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	4,895	4,854	4,895	1.5%
		First lien senior secured delayed draw loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	-	-	-	0.0%
		First lien senior secured revolving loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	169	159	169	0.1%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.75%	5.50%	-	SOFR(S)	5/1/2030	3,929	3,857	3,968	1.2%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	5/1/2030	671	638	678	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.58%	6.25%	-	SOFR(M)	12/22/2029	4,884	4,811	4,884	1.5%
		First lien senior secured loan	10.58%	6.25%	-	SOFR(M)	12/22/2029	229	226	229	0.1%
		First lien senior secured delayed draw loan	10.58%	6.25%	-	SOFR(M)	12/22/2029	598	588	598	0.2%
		First lien senior secured revolving loan	10.58%	6.25%	-	SOFR(M)	12/22/2029	349	338	349	0.1%
Connect America.Com, LLC		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	10/11/2029	4,889	4,824	4,852	1.5%
Diverzify Intermediate LLC		First lien senior secured loan	10.34%	5.75%	-	SOFR(M)	5/11/2027	1,543	1,514	1,520	0.5%
		First lien senior secured delayed draw loan	10.34%	5.75%	-	SOFR(Q)	5/11/2027	-	-	-	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	10.33%	6.00%	-	SOFR(M)	12/18/2029	3,271	3,191	3,336	1.0%
		First lien senior secured delayed draw loan	10.33%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.33%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
Tapco Buyer LLC		First lien senior secured loan	8.83%	4.50%	-	SOFR(Q)	11/15/2030	2,074	2,046	2,069	0.6%
		First lien senior secured delayed draw loan	8.83%	4.50%	-	SOFR(Q)	11/15/2030	119	102	119	0.0%
		First lien senior secured revolving loan	8.83%	4.50%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								34,062	33,528	34,014	10.5%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.49%	6.25%	-	SOFR(S)	10/30/2028	5,363	5,241	5,363	1.6%
		First lien senior secured revolving loan	10.49%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies Inc.		First lien senior secured loan	10.43%	6.00%	-	SOFR(Q)	12/5/2026	-	-	-	0.0%
		First lien senior secured loan	10.43%	6.00%	-	SOFR(Q)	12/5/2025	2,816	2,811	2,802	0.9%
FCA, LLC		First lien senior secured loan	9.26%	5.00%	-	SOFR(S)	7/18/2028	2,012	1,996	2,012	0.6%
		First lien senior secured loan	10.08%	5.75%	-	SOFR(M)	7/18/2028	285	280	287	0.1%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.79%	5.50%	-	SOFR(S)	2/28/2030	4,636	4,549	4,659	1.4%
		First lien senior secured delayed draw loan	9.79%	5.50%	-	SOFR(S)	2/28/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.72%	5.50%	-	SOFR(S)	2/28/2030	216	180	217	0.1%
The Robinette Company		First lien senior secured loan	10.08%	5.75%	-	SOFR(Q)	5/10/2029	2,175	2,140	2,197	0.7%
		First lien senior secured revolving loan	10.08%	5.75%	-	SOFR(Q)	5/10/2029	516	500	521	0.2%
		First lien senior secured delayed draw loan	10.08%	5.75%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	4/10/2031	6,770	6,701	6,770	2.1%
								24,789	24,398	24,828	7.7%

Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	9.20%	4.75%	-	SOFR(Q)	7/31/2027	2,564	2,539	2,564	0.8%

Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	11/14/2027	4,664	4,608	4,676	1.4%
		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	11/14/2027	717	705	719	0.2%
		First lien senior secured delayed draw loan	10.45%	6.00%	-	SOFR(Q)	11/14/2027	730	714	732	0.2%
		First lien senior secured delayed draw loan	10.45%	6.00%	-	SOFR(Q)	11/14/2027	225	226	226	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.28%	5.00%	-	SOFR(S)	2/26/2030	2,617	2,563	2,636	0.8%
		First lien senior secured delayed draw loan	9.26%	5.00%	-	SOFR(S)	2/26/2030	1,493	1,454	1,504	0.5%
		First lien senior secured revolving loan	9.26%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	10.54%	6.00%	-	SOFR(Q)	8/31/2028	1,846	1,814	1,846	0.6%
		First lien senior secured delayed draw loan	10.58%	6.00%	-	SOFR(Q)	8/31/2028	756	747	756	0.2%
		First lien senior secured revolving loan	10.58%	6.00%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Gulf Pacific Acquisition, LLC		First lien senior secured loan	11.43%	7.00%	-	SOFR(M)	9/29/2028	1,703	1,685	1,686	0.5%
		First lien senior secured delayed draw loan	11.41%	7.00%	-	SOFR(M)	9/29/2028	144	143	142	0.0%
		First lien senior secured revolving loan	11.41%	7.00%	-	SOFR(M)	9/29/2028	231	224	229	0.1%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.02%	5.63%	-	SOFR(Q)	10/3/2028	3,833	3,775	3,814	1.2%
		First lien senior secured loan	10.40%	6.00%	-	SOFR(Q)	10/3/2028	97	95	97	0.0%
		First lien senior secured loan	9.65%	5.25%	-	SOFR(Q)	10/3/2028	118	114	116	0.0%
		First lien senior secured delayed draw loan	10.02%	5.63%	-	SOFR(Q)	10/3/2028	569	561	566	0.2%
		First lien senior secured revolving loan	10.02%	5.63%	-	SOFR(Q)	10/3/2028	532	525	529	0.2%
J&K Ingredients, LLC		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	11/16/2028	2,882	2,829	2,882	0.9%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.56%	5.25%	-	SOFR(Q)	9/7/2029	2,532	2,475	2,558	0.8%
		First lien senior secured revolving loan	9.56%	5.25%	-	SOFR(Q)	9/7/2029	-	-	-	0.0%
Siegel Egg Co., LLC	(5) (6)	First lien senior secured loan	-	-	-		12/29/2026	2,341	2,325	1,580	0.5%
		First lien senior secured revolving loan	-	-	-		12/29/2026	508	505	343	0.1%
		First lien senior secured loan	-	-	-		12/29/2026	61	60	61	0.0%
		First lien senior secured loan	-	-	-		12/29/2026	145	142	145	0.0%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	561	550	547	0.2%
		First lien senior secured delayed draw loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	466	438	454	0.1%
		First lien senior secured delayed draw loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	6.75%	6.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	2,861	2,805	2,790	0.9%
								32,632	32,082	31,634	9.7%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	10.32%	6.00%	-	SOFR(Q)	6/20/2030	5,076	4,954	5,076	1.6%
		First lien senior secured revolving loan	10.32%	6.00%	-	SOFR(Q)	6/20/2030	-	-	-	0.0%
Brightview, LLC		First lien senior secured loan	10.19%	5.75%	-	SOFR(M)	12/14/2026	2,134	2,131	2,134	0.7%
		First lien senior secured delayed draw loan	10.19%	5.75%	-	SOFR(M)	12/14/2026	285	284	285	0.1%
		First lien senior secured revolving loan	10.19%	5.75%	-	SOFR(M)	12/14/2026	130	130	130	0.1%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	10.19%	5.75%	-	SOFR(M)	8/20/2027	782	773	782	0.2%
		First lien senior secured delayed draw loan	10.19%	5.75%	-	SOFR(M)	8/20/2027	1,408	1,395	1,408	0.4%
		First lien senior secured revolving loan	10.19%	5.75%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	3,799	3,799	3,808	1.2%
		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	949	949	952	0.3%
		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	1,559	1,509	1,563	0.5%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	332	315	333	0.1%
		First lien senior secured loan	9.81%	5.50%	-	SOFR(Q)	6/30/2029	79	78	80	0.0%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	6,052	5,926	6,052	1.9%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	61	60	61	0.0%
MVP VIP Borrower, LLC		First lien senior secured loan	10.80%	6.50%	-	SOFR(M)	1/3/2029	3,994	3,918	4,034	1.2%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	1/3/2029	322	316	325	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.56%	5.25%	-	SOFR(Q)	12/18/2030	3,156	3,090	3,219	1.0%
		First lien senior secured delayed draw loan	9.56%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.56%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/20/2029	2,391	2,348	2,391	0.7%
		First lien senior secured delayed draw loan	9.80%	5.50%	-	SOFR(Q)	12/20/2029	89	84	89	0.0%
		First lien senior secured revolving loan	12.00%	4.50%	-	PRIME	12/20/2029	75	71	75	0.0%
Refocus Management Services, LLC		First lien senior secured loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	3,548	3,463	3,548	1.1%
		First lien senior secured delayed draw loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	1,661	1,628	1,661	0.5%
		First lien senior secured revolving loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	194	187	194	0.1%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	11.18%	6.75%	-	SOFR(M)	2/15/2028	990	982	990	0.3%
		First lien senior secured delayed draw loan	11.18%	6.75%	-	SOFR(M)	2/15/2028	-	-	-	0.0%
								39,066	38,390	39,190	12.1%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	9.05%	4.75%	-	SOFR(Q)	3/26/2031	1,461	1,437	1,461	0.4%
		First lien senior secured delayed draw loan	9.05%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	9.05%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC		First lien senior secured loan	11.43%	7.00%	-	SOFR(M)	11/3/2027	1,632	1,599	1,615	0.5%
		First lien senior secured delayed draw loan	11.43%	7.00%	-	SOFR(M)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.43%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								3,093	3,036	3,076	0.9%
Household durables
Curio Brands, LLC		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	4/2/2031	2,267	2,241	2,267	0.7%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.78%	5.50%	-	SOFR(M)	2/4/2031	1,156	1,139	1,161	0.4%
		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(M)	2/4/2031	151	144	152	0.0%
		First lien senior secured delayed draw loan	9.83%	5.50%	-	SOFR(Q)	2/4/2031	739	725	743	0.2%
								4,313	4,249	4,323	1.3%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.82%	6.25%	-	SOFR(Q)	2/13/2030	5,944	5,834	5,944	1.8%
		First lien senior secured delayed draw loan	10.81%	6.25%	-	SOFR(Q)	2/13/2030	709	689	709	0.2%
								6,653	6,523	6,653	2.0%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	9.18%	4.75%	-	SOFR(M)	7/7/2027	86	85	86	0.0%
		First lien senior secured delayed draw loan	9.18%	4.75%	-	SOFR(M)	7/7/2027	1,824	1,773	1,824	0.6%
		First lien senior secured revolving loan	9.18%	4.75%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								1,910	1,858	1,910	0.6%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.95%	6.50%	-	SOFR(Q)	7/26/2027	5,043	4,992	5,043	1.6%
		First lien senior secured revolving loan	10.92%	6.50%	-	SOFR(M)	7/26/2027	33	30	33	0.0%
								5,076	5,022	5,076	1.6%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Leisure products
MacNeill Pride Group Corp.		First lien senior secured delayed draw loan	10.81%	6.25%	-	SOFR(Q)	4/22/2026	949	941	949	0.3%
		First lien senior secured revolving loan	10.81%	6.25%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	10.05%	5.75%	-	SOFR(Q)	1/3/2030	6,166	6,053	6,259	1.9%
Pixel Intermediate, LLC	(7)	First lien senior secured loan	10.83%	6.50%	-	SOFR(Q)	2/1/2029	4,046	3,967	4,086	1.3%
		First lien senior secured revolving loan	10.82%	6.50%	-	SOFR(Q)	2/1/2029	1,658	1,626	1,675	0.5%
Spinrite Inc.	(7)	First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/31/2025	304	304	304	0.1%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/31/2025	526	526	526	0.2%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	12/31/2025	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.43%	4.75%	2.25%	SOFR(M)	11/30/2026	3,078	3,034	3,002	0.9%
								16,727	16,451	16,801	5.2%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.80%	6.50%	-	SOFR(Q)	12/18/2029	2,834	2,767	2,805	0.9%
		First lien senior secured revolving loan	10.80%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.83%	5.50%	-	SOFR(M)	3/29/2030	3,235	3,159	3,267	1.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.53%	5.25%	-	SOFR(Q)	4/24/2031	2,269	2,223	2,269	0.7%
		First lien senior secured delayed draw loan	9.53%	5.25%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
		First lien senior secured revolving loan	9.53%	5.25%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
Luxium Solutions, LLC		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	12/1/2027	955	944	955	0.3%
		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	12/1/2027	1,175	1,162	1,175	0.4%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	12/1/2027	309	306	309	0.1%
PVI Holdings, Inc		First lien senior secured loan	9.32%	4.94%	-	SOFR(Q)	1/18/2028	2,017	2,000	2,017	0.6%
RMH Systems, LLC		First lien senior secured loan	9.26%	5.00%	-	SOFR(Q)	2/4/2030	2,020	1,954	2,020	0.6%
		First lien senior secured delayed draw loan	9.26%	5.00%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.26%	5.00%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
								14,814	14,515	14,817	4.6%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Personal care products
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.27%	5.00%	-	SOFR(S)	9/28/2027	6,982	6,921	6,983	2.2%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	9.33%	5.00%	-	SOFR(M)	5/31/2030	2,284	2,234	2,285	0.7%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(M)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	5/1/2029	4,583	4,517	4,583	1.4%
								13,849	13,672	13,851	4.3%
Professional services
DISA Holdings Corp.		First lien senior secured delayed draw loan	9.33%	5.00%	-	SOFR(Q)	9/9/2028	1,267	1,247	1,267	0.4%
		First lien senior secured delayed draw loan	9.32%	5.00%	-	SOFR(Q)	9/9/2028	179	179	179	0.1%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(Q)	9/9/2028	74	68	74	0.0%
		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	9/9/2028	221	219	221	0.1%
		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	9/9/2028	3,343	3,286	3,343	1.0%
Envirotech Services, LLC		First lien senior secured loan	9.99%	5.75%	-	SOFR(S)	1/18/2029	5,754	5,636	5,797	1.8%
		First lien senior secured loan	9.97%	5.75%	-	SOFR(S)	1/18/2029	22	21	22	0.0%
		First lien senior secured revolving loan	9.97%	5.75%	-	SOFR(Q)	1/18/2029	-	-	-	0.0%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.80%	5.50%	-	SOFR(S)	3/27/2030	3,918	3,850	3,918	1.2%
		First lien senior secured delayed draw loan	9.80%	5.50%	-	SOFR(S)	3/27/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.73%	5.50%	-	SOFR(Q)	3/27/2030	171	168	171	0.0%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	3/27/2030	234	227	234	0.1%
								15,183	14,901	15,226	4.7%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.70%	7.25%	3.00%	SOFR(Q)	7/20/2027	2,388	2,325	2,388	0.7%
		First lien senior secured revolving loan	14.70%	7.25%	3.00%	SOFR(Q)	7/20/2027	409	398	409	0.1%
								2,797	2,723	2,797	0.8%
Trading companies & distributors
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.83%	5.50%	-	SOFR(M)	7/22/2027	2,922	2,868	2,922	0.9%
BCDI Meteor Acquisition, LLC		First lien senior secured loan	11.40%	7.00%	-	SOFR(Q)	6/29/2028	4,850	4,775	4,850	1.5%
		First lien senior secured loan	11.40%	7.00%	-	SOFR(Q)	6/29/2028	367	361	367	0.1%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	1,441	1,419	1,426	0.4%
		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	1,203	1,185	1,191	0.4%
		First lien senior secured revolving loan	11.44%	7.00%	-	SOFR(M)	12/17/2026	125	123	123	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	7/12/2029	5,274	5,184	5,274	1.6%
		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	7/12/2029	1,677	1,648	1,677	0.5%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	10.80%	6.50%	-	SOFR(Q)	5/10/2029	5,079	4,994	5,130	1.6%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.95%	6.50%	-	SOFR(Q)	11/1/2027	6,843	6,748	6,843	2.1%
Genuine Cable Group, LLC		First lien senior secured loan	10.18%	5.75%	-	SOFR(M)	11/1/2026	4,863	4,802	4,838	1.5%
		First lien senior secured loan	10.18%	5.75%	-	SOFR(M)	11/1/2026	1,960	1,937	1,950	0.6%
I.D. Images Acquisition, LLC		First lien senior secured loan	10.08%	5.75%	-	SOFR(M)	7/30/2027	2,895	2,870	2,895	0.9%
		First lien senior secured loan	10.08%	5.75%	-	SOFR(M)	7/30/2027	653	635	653	0.2%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Date	Par	Cost(3)(4)	Value	Net Assets
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	9.06%	4.75%	-	SOFR(M)	3/1/2029	594	594	594	0.2%
		First lien senior secured delayed draw loan	9.06%	4.75%	-	SOFR(M)	3/1/2029	594	581	594	0.2%
		First lien senior secured revolving loan	9.08%	4.75%	-	SOFR(M)	3/1/2029	9	9	9	0.0%
		First lien senior secured loan	9.08%	4.75%	-	SOFR(M)	3/1/2029	3,116	3,045	3,116	0.9%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.78%	5.50%	-	SOFR(Q)	1/24/2030	5,184	5,087	5,236	1.6%
		First lien senior secured revolving loan	9.78%	5.50%	-	SOFR(Q)	1/24/2030	210	177	213	0.1%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	9.81%	5.50%	-	SOFR(M)	12/27/2029	4,381	4,327	4,413	1.4%
		First lien senior secured loan	9.81%	5.50%	-	SOFR(Q)	12/27/2029	178	176	179	0.1%
		First lien senior secured delayed draw loan	9.81%	5.50%	-	SOFR(M)	12/27/2029	931	920	938	0.3%
		First lien senior secured revolving loan	9.81%	5.50%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	8/1/2030	3,929	3,860	3,988	1.2%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.78%	5.50%	-	SOFR(Q)	10/23/2029	1,671	1,639	1,671	0.5%
		First lien senior secured revolving loan	9.78%	5.50%	-	SOFR(Q)	10/23/2029	547	533	547	0.2%
								61,496	60,497	61,637	19.0%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	-	-	12.43%	SOFR(M)	8/10/2027	103	101	103	0.0%
		First lien senior secured delayed draw loan	-	-	11.93%	SOFR(M)	8/10/2027	3,114	3,080	2,811	0.9%
		First lien senior secured loan	-	-	11.93%	SOFR(M)	8/10/2027	695	682	627	0.2%
								3,912	3,863	3,541	1.1%
Total Debt Investments								317,345	312,073	316,414	97.5%

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Number of		Fair	Percentage of
		Shares	Cost	Value	Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.13%	(8)	11,412,746	11,412	11,412	3.5%
Total Investments in Money Market Funds		11,412,746	11,412	11,412	3.5%

Total Investments			$323,485	$327,826	101.0%

Liabilities in Excess of Other Assets				(3,148)	(1.0)%
Net Assets				$324,678	100.0%

(1)

As of June 30, 2025, unless otherwise noted, all debt investments are Level 3 holdings. Investments in money market funds are Level 1 holdings. See Note 5 – Fair Value. As of such date, all investments are also non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(4)	As of June 30, 2025, the tax cost of the Company’s investments approximates their amortized cost.

(5)	Debt investment on non-accrual status as of June 30, 2025.

(6)	Non-income producing investment.

(7)

Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, 2.0% of the Company’s total assets were in non-qualifying investments.

(8)	The indicated rate is the yield as of June 30, 2025.

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

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal/ Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	4,909	4,827	4,946	1.8%
		First lien senior secured loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	231	226	232	0.1%
		First lien senior secured delayed draw loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	601	590	605	0.2%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	143	131	144	0.1%
Connect America.com, LLC		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	10/11/2029	4,901	4,830	4,901	1.8%
Diverzify Intermediate LLC		First lien senior secured loan	10.53%	5.75%	-	SOFR(Q)	5/11/2027	1,550	1,515	1,531	0.6%
		First lien senior secured delayed draw loan	10.53%	5.75%	-	SOFR(M)	4/4/2026	-	-	-	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	10.35%	6.00%	-	SOFR(Q)	12/18/2029	3,439	3,346	3,439	1.3%
		First lien senior secured delayed draw loan	10.35%	6.00%		SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.35%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
Tapco Buyer LLC		First lien senior secured loan	9.52%	5.00%	-	SOFR(M)	11/15/2030	2,074	2,043	2,074	0.8%
		First lien senior secured delayed draw loan	9.34%	5.00%	-	SOFR(Q)	11/15/2030	119	100	119	0.0%
		First lien senior secured revolving loan	9.34%	5.00%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								34,327	33,707	34,254	12.6%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.84%	6.25%	-	SOFR(Q)	10/30/2028	5,390	5,264	5,336	2.0%
		First lien senior secured revolving loan	10.84%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	10.78%	6.00%	-	SOFR(Q)	12/5/2026	2,831	2,806	2,831	1.0%
FCA, LLC (FCA Packaging)		First lien senior secured loan	10.13%	5.00%	-	SOFR(S)	7/18/2028	2,012	1,994	2,012	0.8%
		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/18/2028	286	278	292	0.1%

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

As of June 30, 2025, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($60,535 is undrawn).

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

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of June 30, 2025, KDL Corp, LLC held no investments.

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the six months ended June 30, 2025 and 2024, the Company had $310 and $36, respectively, of PIK interest included in interest income, which represents 1.9% and 0.3%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of June 30, 2025, the Company had one investment on non-accrual status, which comprised 1.0% and 0.7%, respectively, of total debt investments at cost and fair value. As of June 30, 2024, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

For the three months ended June 30, 2025 and 2024, the Company incurred management fees of $579 and $396, respectively.

For the six months ended June 30, 2025 and 2024, the Company incurred management fees of $1,100 and $747, respectively

C. Other – Kayne Anderson, an affiliate of the Advisor, made an equity contributions of $500 during the six months ended June 30, 2025.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$312,073	$316,414	$257,420	$261,833
Investments in money market funds	11,412	11,412	13,440	13,440
Total Investments	$323,485	$327,826	$270,860	$275,273

As of June 30, 2025 and December 31, 2024, $6,591 and $12,053, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The industry composition of long-term investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024

Trading companies & distributors	19.5%	20.9%
Health care providers & services	12.4%	12.3%
Commercial services & supplies	10.7%	13.1%
Food products	10.0%	12.2%
Containers & packaging	7.8%	7.2%
Leisure products	5.3%	4.2%
Professional services	4.8%	4.1%
Machinery	4.7%	2.8%
Personal care products	4.4%	3.0%
Aerospace & defense	3.4%	6.0%
Building products	2.3%	2.0%
Household products	2.1%	-%
Automobile components	2.0%	3.9%
Chemicals	1.9%	-%
IT services	1.6%	1.8%
Household durables	1.4%	-%
Biotechnology	1.3%	1.7%
Wireless telecommunication services	1.1%	1.3%
Health care equipment & supplies	1.0%	0.6%
Textiles, apparel & luxury goods	0.9%	1.0%
Diversified telecommunication services	0.8%	1.0%
Insurance	0.6%	0.9%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of June 30, 2025 and December 31, 2024. Note that the valuation levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$316,414	$316,414
Investments in money market funds	11,412	-	-	11,412
Total Investments	$11,412	$-	$316,414	$327,826

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$261,833	$261,833
Investments in money market funds	13,440	-	-	13,440
Total Investments	$13,440	$-	$261,833	$275,273

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2025 and 2024, respectively.

First-lien
senior secured
For the three months ended June 30, 2025	debt investments
Fair value, beginning of period	$303,112
Purchases of investments	21,392
Proceeds from sales of investments and principal repayments	(8,725)
Net change in unrealized gain (loss)	(128)
Net realized gain (loss)	-
Net accretion of discount on investments	485
PIK interest	278
Transfers into (out of) Level 3	-
Fair value, end of period	$316,414

First-lien
senior secured
For the three months ended June 30, 2024	debt investments
Fair value, beginning of period	$199,194
Purchases of investments	27,512
Proceeds from sales of investments and principal repayments	(2,040)
Net change in unrealized gain (loss)	(70)
Net realized gain (loss)	-
Net accretion of discount on investments	330
PIK interest	20
Transfers into (out of) Level 3	-
Fair value, end of period	$224,946

First-lien
senior secured
For the six months ended June 30, 2025	debt investments
Fair value, beginning of period	$261,833
Purchases of investments	73,706
Proceeds from sales of investments and principal repayments	(20,384)
Net change in unrealized gain (loss)	(73)
Net realized gain (loss)	-
Net accretion of discount on investments	1,000
PIK interest	332
Transfers into (out of) Level 3	-
Fair value, end of period	$316,414

First-lien
senior secured
For the six months ended June 30, 2024	debt investments
Fair value, beginning of period	$177,526
Purchases of investments	54,918
Proceeds from principal payments and sales of investments	(9,002)
Net change in unrealized gain (loss)	761
Net realized gain (loss)	-
Net accretion of discount on investments	713
PIK interest	30
Transfers into (out of) Level 3	-
Fair value, end of period	$224,946

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of June 30, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$316,414	Discounted cash flow analysis	Discount rate	7.2% - 15.0%	9.2%

	As of December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$261,833	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	9.8%

Note 6. Debt

As of June 30, 2025, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 20, 2026. The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. As of June 30, 2025, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Debt obligations consisted of the following as of June 30, 2025 and December 31, 2024. As of June 30, 2025, the amount outstanding under the Subscription Credit Facility equals its fair value.

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of June 30, 2025 and December 31, 2024, respectively.

For the six months ended June 30, 2025 and 2024, the weighted average interest rate of borrowings outstanding was 6.61% and 7.52%, respectively.

As of June 30, 2025, the Company did not have any amounts outstanding under the Subscription Credit Facility. As of June 30, 2024, the Company had $2,500 outstanding under the Subscription Credit Facility at a weighted average interest rate of 7.63%. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Common Stock and Share Transactions

As of June 30, 2025, the Company had 100,000 shares of common stock authorized and 61,741 shares outstanding. As of June 30, 2025, Kayne Anderson owned 564 shares of the Company.

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 13, 2025	$5,259	4,754	$25,000
April 30, 2025	5,252	4,760	25,000
Total common stock issued		9,514	$50,000

For the six months ended June 30, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 15, 2024	$5,308	4,710	$25,000
Total common stock issued		4,710	$25,000

As of June 30, 2025, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $60,535 of undrawn commitments at June 30, 2025.

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the six months ended June 30, 2025 and 2024, respectively. See Note 12 – Subsequent Events.

For the six months ended June 30, 2025
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
February 19, 2025	March 31, 2025	April 15, 2025	$132.00
May 1, 2025	June 30, 2025	July 16, 2025	118.00
Total dividends declared			$250.00

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

For the six months ended June 30, 2024
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 6, 2024	March 29, 2024	April 17, 2024	$136.00
May 8, 2024	June 28, 2024	July 15, 2024	137.00
Total dividends declared			$273.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the six months ended June 30, 2025 and 2024, respectively. See Note 12 – Subsequent Events.

For the six months ended June 30, 2025
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 31, 2024	January 15, 2025	203	$1,070
March 31, 2025	April 15, 2025	212	1,114
		415	$2,184

For the dividend with a record date of June 30, 2025 and paid on July 16, 2025, there were 206 shares issued with a DRIP value of $1,083. These shares are excluded from the table above, as the DRIP shares were issued after June 30, 2025.

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

Note 8. Commitments and Contingencies

The Company had an aggregate of $43,478 and $31,808, respectively, of unfunded commitments, including $26,620 and $19,458, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of June 30, 2025 and December 31, 2024. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

A summary of the composition of the unfunded commitments as of June 30, 2025 and December 31, 2024 is shown in the table below.

	As of	As of
	June 30, 2025	December 31, 2024
Aegis Toxicology Sciences Corporation	$1,065	$-
Alcami Corporation	548	507
Allcat Claims Service, LLC	2,395	1,829
Allentown, LLC	276	197
American Equipment Holdings LLC	465	338
American Soccer Company, Incorporated (SCORE)	-	223
Basel U.S. Acquisition Co., Inc. (IAC)	-	613
Bloomington Holdco, LLC (BW Fusion)	1,193	1,193
BLP Buyer, Inc. (Bishop Lifting Products)	338	544
Carton Packaging Buyer, Inc. (Century Box)	639	639
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1,857	1,857
CGI Automated Manufacturing, LLC	36	132
CI (MG) Group, LLC (Mariani Premier Group)	1,954	-
City Line Distributors LLC	533	533
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	756	-
CREO Group Inc. (HMS Manufacturing)	333	-
Curio Brands, LLC	568	-
Del-Air Heating, Air Conditioning & Refrigeration, LLC	770	-
DISA Holdings Corp.	302	534
Diverzify Intermediate, LLC	811	811
ECS Opco 1, LLC (Spectrum Vascular)	630	-
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	281	281
Envirotech Services, LLC	1,181	1,181
Fastener Distribution Holdings, LLC	1,418	1,418
Guardian Dentistry Practice Management, LLC	77	77
Gulf Pacific Acquisition, LLC	77	154
IF&P Foods, LLC (FreshEdge)	240	431
Improving Acquisition LLC	295	327
Krayden Holdings, Inc.	616	1,812
Lakewood Acquisition Corporation (R&B Wholesale)	1,593	-
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	1,377	-
Light Wave Dental Management, LLC	459	792
LSL Industries, LLC	448	448
MacNeill Pride Group	346	260
ML Buyer, LLC (Mama Lycha Foods, LLC)	879	879
Monza Purchaser, LLC (Smyth)	2,136	-
MRC Keystone Acquisition LLC (Automated Handing Solutions)	785	785
NMA Holdings, LLC (Neuromonitoring Associates)	1,440	1,440
OAO Acquisitions, Inc. (BearCom)	515	515
Phoenix YW Buyer, Inc. (Elida Beauty)	444	444
Pixel Intermediate, LLC	-	290
Redwood MSO, LLC (Smile Partners)	433	597
Refocus Management Services, LLC	1,143	1,227
RMH Systems, LLC	2,105	-
The Robinette Company	1,079	1,079
Ruff Roofers Buyer, LLC	1,825	1,608
Siegel Egg Co., LLC	-	80
Speedstar Holding LLC	111	111
Spinrite, Inc.	554	-
Superior Intermediate LLC (Landmark Structures)	1,885	1,885
Tapco Buyer LLC	1,869	1,869
TL Atlas Merger Sub Corp (Zep)	956	-
US Anchors Group, Inc. (Mechanical Plastics Corp.)	723	579
Vehicle Accessories, Inc.	-	150
Workholding US Holdings, LLC (Forkardt Hardinge)	295	716
Worldwide Produce Acquisition, LLC	424	423
Total unfunded commitments	$43,478	$31,808

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except for shares and per share data)

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2025 and 2024.

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net increase (decrease) in net assets resulting from operations	$7,679	$6,043	$14,800	$12,576
Weighted average shares of common stock outstanding - basic and diluted	60,192	41,749	57,345	40,080
Earnings (loss) per share of common stock - basic and diluted	$128	$145	$258	$314

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024.

	For the six months ended June 30,
	(amounts in thousands, except share and per share amounts)
	2025	2024
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,259	$5,229

Results of Operations:
Net Investment Income (loss)	259	295
Net Realized and Unrealized Gain (Loss) on Investments(2)	(9)	18
Net Increase (Decrease) in Net Assets Resulting from Operations	250	313

Dividends to Common Stockholders
Dividends from Net Investment Income	(250)	(273)
Net Decrease in Net Assets Resulting from Dividends	(250)	(273)
Net Asset Value, End of Period	$5,259	$5,269

Shares Outstanding, End of Period	61,741	41,933

Ratio/Supplemental Data
Net assets, end of period	$324,678	$220,947
Weighted-average shares outstanding	57,345	40,080
Total Return(3)	4.8%	6.1%
Portfolio turnover	6.9%	4.5%
Ratio of operating expenses to average net assets(4)	1.2%	1.3%
Ratio of net investment income (loss) to average net assets(4)	10.0%	11.5%

(1)	The per common share data was derived by using weighted average shares outstanding.

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

On July 16, 2025, the Company paid a dividend of $118 per share to each common stockholder of record as of June 30, 2025. The total distribution was $7,286 and $1,083 was reinvested into the Company through the issuance of 206 shares of common stock.

On August 5, 2025, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $125 per share. The dividend of $125 per share will be paid on October 16, 2025 to stockholders of record as of the close of business on September 30, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.2 billion related to middle market private credit as of June 30, 2025.

Recent Developments

On July 16, 2025, we paid a dividend of $118 per share to each common stockholder of record as of June 30, 2025. The total distribution was $7.3 million and $1.1 million was reinvested into the Company through the issuance of 206 shares of common stock.

On August 5, 2025, our Board of Directors declared a dividend to common stockholders in the amount of $125 per share. The dividend of $125 per share will be paid on October 16, 2025 to stockholders of record as of the close of business on September 30, 2025, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of June 30, 2025, we had investments in 82 portfolio companies with an aggregate fair value of approximately $316.4 million, and unfunded commitments to these portfolio companies of $43.5 million, and our portfolio consisted of 100% first lien senior secured loans.

As of June 30, 2025, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were 10.7% and 10.8%, respectively.

As of June 30, 2025, our portfolio was invested across 22 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of June 30, 2025 were Trading Companies & Distributors, Health Care Providers & Services, Commercial Services & Supplies and Food Products, which represented, as a percentage of our portfolio of long-term investments, 19.5%, 12.4%, 10.7% and 10.0% respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of June 30, 2025, our average position size based on commitment (at the portfolio company level) was $4.4 million.

As of June 30, 2025, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $56.0 million and $39.9 million, respectively, based on fair value1.

As of June 30, 2025, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.8%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

[1]	Excludes investments on watch list, which represent 1.8% of the total fair value of debt investments as of June 30, 2025.

As of June 30, 2025, we had one debt investment on non-accrual status, which represented 0.7% and 1.0% of total debt investments at fair value and cost, respectively.

As of June 30, 2025, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was of 4.3x and 2.4x, respectively, based on fair value1.

As of June 30, 2025, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

Our investment activity for the three months ended June 30, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended June 30,
	2025 ($ in millions)	2024 ($ in millions)

New investments:
Gross new investments commitments	$22.3	$28.0
Less: investment commitments sold down, exited or repaid(1)	(6.9)	(2.8)
Net investment commitments	$15.4	$25.2

Principal amount of investments funded:
Private credit investments	$22.0	$28.1
Liquid credit investments	-	-
Total principal amount of investments funded	$22.0	$28.1

Principal amount of investments sold / repaid:
Private credit investments	$(8.7)	$(2.0)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	$(8.7)	$(2.0)

Number of new investment commitments	9	17
Average new investment commitment amount	$2.5	$1.6
Weighted average maturity for new investment commitments(2)	5.3 years	4.1 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	9.8%	11.3%
Weighted average interest rate on investment sold or paid down(4)	9.7%	11.6%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at June 30, 2025 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(4)	Based on the underlying rate if still held at June 30, 2025. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

[1]	Excludes investments on watch list, which represent 1.8% of the total fair value of debt investments as of June 30, 2025.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of June 30, 2025 and December 31, 2024.

As of June 30, 2025				As of December 31, 2024
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$5.7	1.8%	2	2.4%	$5.8	2.2%	2	2.9%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024

Trading companies & distributors	19.5%	20.9%
Health care providers & services	12.4%	12.3%
Commercial services & supplies	10.7%	13.1%
Food products	10.0%	12.2%
Containers & packaging	7.8%	7.2%
Leisure products	5.3%	4.2%
Professional services	4.8%	4.1%
Machinery	4.7%	2.8%
Personal care products	4.4%	3.0%
Aerospace & defense	3.4%	6.0%
Building products	2.3%	2.0%
Household products	2.1%	-%
Automobile components	2.0%	3.9%
Chemicals	1.9%	-%
IT services	1.6%	1.8%
Household durables	1.4%	-%
Biotechnology	1.3%	1.7%
Wireless telecommunication services	1.1%	1.3%
Health care equipment & supplies	1.0%	0.6%
Textiles, apparel & luxury goods	0.9%	1.0%
Diversified telecommunication services	0.8%	1.0%
Insurance	0.6%	0.9%
	100.0%	100.0%

Results of Operations

For the three and six months ended June 30, 2025 and 2024, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and six months ended June 30, 2025 and 2024.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$8.70	$6.79	$16.63	$13.14
Less: Net expenses	(0.90)	(0.68)	(1.76)	(1.32)
Net investment income	7.80	6.11	14.87	11.82
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(0.13)	(0.07)	(0.07)	0.76
Net increase (decrease) in net assets resulting from operations	$7.67	$6.04	$14.80	$12.58

Investment Income

Investment income for the three and six months ended June 30, 2025 totaled $8.7 million and $16.6 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and six months ended June 30, 2024 totaled $6.8 million and $13.1 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2025, we had $0.3 million and $0.3 million, respectively, of PIK interest included in interest income. For the three and six months ended June 30, 2024, we had $0.02 million and $0.03 million, respectively, of PIK interest included in interest income. As of June 30, 2025, we had one debt investment on non-accrual status. As of June 30, 2024, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.06	$0.04	$0.10	$0.09
Management fees	0.58	0.40	1.10	0.75
Other operating expenses	0.22	0.20	0.48	0.40
Directors fees	0.04	0.04	0.08	0.08
Total expenses	$0.90	$0.68	$1.76	$1.32

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$0.74	$0.78	$1.79	$1.53
Unrealized (losses) on investments	(0.87)	(0.85)	(1.86)	(0.77)
Net change in unrealized gains (losses) on investments	$(0.13)	$(0.07)	$(0.07)	$0.76

For the three-month periods ended June 30, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
June 30, 2025
($ in millions)
Portfolio Company
Aegis Toxicology Sciences Corporation	$0.12
Olibre Borrower LLC (Revelyst)	0.09
TL Atlas Merger Sub Corp. (Zep)	0.07
Lakewood Acquisition Corporation (R&B Wholesale)	0.05
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	0.05
Other portfolio companies unrealized gains	0.36
Other portfolio companies unrealized (losses)	(0.39)
Genuine Cable Group, LLC	(0.03)
J&K Ingredients, LLC	(0.03)
MRC Keystone Acquisition LLC (Automated Handing Solutions)	(0.03)
Basel U.S. Acquisition Co., Inc. (IAC)	(0.17)
Siegel Egg Co., LLC	(0.22)
Total Change in Unrealized Gain (Loss), net	$(0.13)

For the three months ended
June 30, 2024
($ in millions)
Portfolio Company
Energy Acquisition LP (Electrical Components International – ECI)	$0.10
Silk Holdings III Corp. (Suave)	0.09
Phoenix YW Buyer, Inc. (Elida Beauty)	0.07
The Robinette Company	0.07
Innopak Industries, Inc.	0.05
Other portfolio companies unrealized gains	0.40
Other portfolio companies unrealized (losses)	(0.41)
BLP Buyer, Inc. (Bishop Lifting Products)	(0.04)
BCDI Meteor Acquisition, LLC (Meteor)	(0.05)
Basel U.S. Acquisition Co., Inc. (IAC)	(0.07)
Siegel Egg Co., LLC	(0.13)
Engineered Fastener Company, LLC (EFC International)	(0.15)
Total Change in Unrealized Gain (Loss), net	$(0.07)

For the six-month periods ended June 30, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the six months ended
June 30, 2025
($ in millions)
Portfolio Company
Olibre Borrower LLC (Revelyst)	$0.21
Lakewood Acquisition Corporation (R&B Wholesale)	0.18
Monza Purchaser, LLC (Smyth)	0.15
CREO Group Inc. (HMS Manufacturing)	0.13
Aegis Toxicology Sciences Corporation	0.12
Other portfolio companies unrealized gains	1.00
Other portfolio companies unrealized (losses)	(0.92)
Alcami Corporation	(0.05)
Innopak Industries, Inc.	(0.09)
Centerline Communications, LLC	(0.09)
Basel U.S. Acquisition Co., Inc. (IAC)	(0.17)
Siegel Egg Co., LLC	(0.54)
Total Change in Unrealized Gain (Loss), net	$(0.07)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2025 and December 31, 2024, respectively, we did not have any borrowings outstanding under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of June 30, 2025, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $13.4 million (including investments in money market funds). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of August 6, 2025, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $1.5 million (including investments in money market funds).

Capital Contributions

During the six months ended June 30, 2025 and 2024, we issued and sold 9,514 and 4,710 shares of our common stock related to capital called at an aggregate purchase price of $50 million and $25 million, respectively. As of August 6, 2025, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $60.5 million ($293 million or 82.9% funded).

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

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of June 30, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had an aggregate $43.5 million and $31.8 million, respectively, of unfunded commitments, including $26.6 million and $19.5 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2025, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of June 30, 2025 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(6.3)	$(0.1)	$(6.2)
Down 100 basis points	$(3.1)	$(0.0)	$(3.1)
Up 100 basis points	$3.1	$0.0	$3.1
Up 200 basis points	$6.3	$0.1	$6.2

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the six months ended June 30, 2025, we issued and sold 9,514 shares of common stock at an aggregate offering amount of approximately $50 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 13, 2025	$5,259	4,754	$25,000
April 30, 2025	5,252	4,760	25,000
		9,514	$50,000

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (4)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Subscription Credit Agreement (3)
10.9	Second Amendment to Subscription Credit Agreement (5)
10.10	Third Amendment to Subscription Credit Agreement (6)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.

(4)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2023.

(5)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2024.

(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 24, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: August 11, 2025

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2025

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2025

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)