Form 10-Q
period 2025-09-30
Kayne DL 2021, Inc.
filed 2025-11-10
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 66,937 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $327,194 and $257,420)	$330,601	$261,833
Investments in money market funds (amortized cost of $23,962 and $13,440)	23,962	13,440
Cash	2,179	2,899
Receivable for principal payments on investments	27	71
Interest receivable	2,460	2,070
Prepaid expenses and other assets	12	115
Total Assets	$359,241	$280,428

Liabilities:
Unamortized Subscription Credit Facility issuance costs	$(14)	$(12)
Distributions payable	8,338	7,202
Management fee payable	612	481
Accrued expenses and other liabilities	373	284
Total Liabilities	$9,309	$7,955

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 66,701 and 51,812 as of September 30, 2025 and December 31, 2024, respectively, issued and outstanding	$-	$-
Additional paid-in capital	346,510	268,243
Total distributable earnings (deficit)	3,422	4,230
Total Net Assets	$349,932	$272,473
Total Liabilities and Net Assets	$359,241	$280,428
Net Asset Value Per Common Share	$5,246	$5,259

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Income:
Investment income from investments:
Interest income	$9,162	$7,585	$25,625	$20,461
Dividend income	168	73	340	331
Total Investment Income	9,330	7,658	25,965	20,792

Expenses:
Interest expense	29	35	132	124
Management fees	612	446	1,712	1,193
Professional fees	104	90	316	274
Directors fees	40	40	122	118
Other general and administrative expenses	103	90	368	311
Total Expenses	888	701	2,650	2,020
Net Investment Income (Loss)	8,442	6,957	23,315	18,772

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-	-	-
Total net realized gains (losses)	-	-	-	-
Net change in unrealized gains (losses):
Investments	(933)	340	(1,006)	1,101
Total net change in unrealized gains (losses)	(933)	340	(1,006)	1,101
Total realized and unrealized gains (losses)	(933)	340	(1,006)	1,101

Net Increase in Net Assets Resulting from Operations	$7,509	$7,297	$22,309	$19,873

Per Common Share Data:
Basic and diluted net investment income per common share	$131	$149	$390	$444
Basic and diluted net increase in net assets resulting from operations	$117	$156	$373	$470
Weighted Average Common Shares Outstanding - Basic and Diluted	64,445	46,712	59,738	42,307

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$8,442	$6,957	$23,315	$18,772
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(933)	340	(1,006)	1,101
Net Increase in Net Assets Resulting from Operations	7,509	7,297	22,309	19,873

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(8,338)	(7,729)	(23,117)	(19,034)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(8,338)	(7,729)	(23,117)	(19,034)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	25,000	25,000	75,000	50,000
Reinvestment of dividends	1,083	854	3,267	10,979
Net Increase in Net Assets Resulting from Capital Share Transactions	26,083	25,854	78,267	60,979
Total Increase in Net Assets	25,254	25,422	77,459	61,818
Net Assets, Beginning of Period	324,678	220,947	272,473	184,551
Net Assets, End of Period	$349,932	$246,369	$349,932	$246,369

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$22,309	$19,873
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	1,006	(1,101)
Net accretion of discount on investments	(1,595)	(1,114)
Sales (purchases) of investments in money market funds, net	(10,522)	2,639
Purchases of portfolio investments	(100,551)	(84,387)
Proceeds from sales of investments and principal repayments	32,977	16,447
Paid-in-kind interest from portfolio investments	(586)	(83)
Amortization of deferred financing cost	39	58
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(409)	(1,316)
(Increase)/decrease in receivable for principal payments on investments	44	(66)
(Increase)/decrease in prepaid expenses and other assets	103	103
Increase/(decrease) in management fees payable	131	140
Increase/(decrease) in excise tax payable	-	(14)
Increase/(decrease) in accrued other general and administrative expenses	89	41
Net cash used in operating activities	(56,965)	(48,780)
Cash Flows from Financing Activities:
Payments of debt issuance costs	(41)	(79)
Dividends paid in cash	(18,714)	(4,985)
Proceeds from issuance of common shares	75,000	50,000
Net cash provided by financing activities	56,245	44,936
Net increase (decrease) in cash	(720)	(3,844)
Cash, beginning of period	2,899	5,887
Cash, end of period	$2,179	$2,043

Supplemental and Non-Cash Information:
Interest paid during the period	$109	$66
Non-cash financing activities not included herein consisted of reinvestment of dividends	$3,267	$10,979

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & defense
Fastener Distribution Holdings, LLC		First lien senior secured loan	8.75%	4.75%	-	SOFR(M)	11/4/2031	3,764	3,734	3,802	1.1%
		First lien senior secured delayed draw loan	8.75%	4.75%	-	SOFR(Q)	11/4/2031	547	547	552	0.1%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.26%	7.26%	-	SOFR(M)	12/22/2028	5,852	5,748	5,823	1.7%
		First lien senior secured revolving loan	11.29%	7.26%	-	SOFR(Q)	12/22/2028	1,043	1,025	1,038	0.3%
								11,206	11,054	11,215	3.2%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	10.29%	6.00%	-	SOFR(Q)	7/22/2027	1,012	1,003	1,007	0.3%
		First lien senior secured delayed draw loan	10.29%	6.00%	-	SOFR(Q)	7/22/2027	111	111	110	0.0%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.41%	6.25%	-	SOFR(M)	7/23/2029	5,041	4,958	5,091	1.5%
								6,164	6,072	6,208	1.8%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	11.24%	7.10%	-	SOFR(M)	12/21/2028	294	284	294	0.1%
		First lien senior secured revolving loan	11.24%	7.10%	-	SOFR(M)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	11.35%	7.15%	-	SOFR(Q)	12/21/2028	3,997	3,910	3,997	1.1%
								4,291	4,194	4,291	1.2%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.31%	5.00%	-	SOFR(Q)	11/19/2029	1,591	1,554	1,591	0.5%
		First lien senior secured loan	9.00%	5.00%	-	SOFR(M)	11/19/2029	431	416	431	0.1%
		First lien senior secured revolving loan	9.31%	5.00%	-	SOFR(Q)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.00%	5.00%	-	SOFR(Q)	11/19/2029	597	597	597	0.2%
		First lien senior secured delayed draw loan	9.31%	5.00%	-	SOFR(Q)	11/19/2029	1,189	1,168	1,189	0.3%
		First lien senior secured delayed draw loan	9.00%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	7/15/2029	3,375	3,315	3,375	1.0%
		First lien senior secured revolving loan	9.16%	5.00%	-	SOFR(M)	7/15/2029	72	62	72	0.0%
								7,255	7,112	7,255	2.1%
Chemicals
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	6/30/2031	5,896	5,840	5,896	1.7%
		First lien senior secured revolving loan	9.00%	5.00%	-	SOFR(Q)	6/30/2031	134	126	134	0.0%
								6,030	5,966	6,030	1.7%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.		First lien senior secured loan	10.35%	6.15%	-	SOFR(Q)	12/31/2028	3,000	2,964	3,000	0.9%
AeriTek Global Holdings LLC		First lien senior secured loan	10.70%	6.50%	-	SOFR(Q)	8/27/2030	2,070	2,040	2,070	0.6%
		First lien senior secured delayed draw loan	10.70%	6.50%	-	SOFR(Q)	8/27/2030	74	71	74	0.0%
Allentown, LLC		First lien senior secured loan	11.35%	6.15%	1.00%	SOFR(Q)	4/22/2027	2,252	2,230	2,190	0.6%
		First lien senior secured delayed draw loan	11.35%	6.15%	1.00%	SOFR(Q)	4/22/2027	407	401	396	0.1%
		First lien senior secured revolving loan	13.25%	5.00%	1.00%	PRIME	4/22/2027	31	28	30	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.63%	6.43%	-	SOFR(S)	11/5/2026	156	156	156	0.1%
		First lien senior secured loan	10.44%	6.43%	-	SOFR(S)	11/5/2026	595	589	595	0.2%
		First lien senior secured delayed draw loan	10.63%	6.43%	-	SOFR(S)	11/5/2026	4,882	4,848	4,883	1.4%
		First lien senior secured delayed draw loan	10.63%	6.43%	-	SOFR(S)	11/5/2026	-	-	-	0.0%
		First lien senior secured revolving loan	10.62%	6.43%	-	SOFR(S)	11/5/2026	327	320	327	0.1%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.57%	5.25%	-	SOFR(Q)	5/1/2030	3,919	3,850	3,919	1.1%
		First lien senior secured loan	9.25%	5.25%	-	SOFR(Q)	5/1/2030	671	640	671	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	4,872	4,803	4,872	1.4%
		First lien senior secured loan	10.29%	6.25%	-	SOFR(S)	12/22/2029	96	94	96	0.0%
		First lien senior secured loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	106	105	106	0.0%
		First lien senior secured loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	229	225	229	0.1%
		First lien senior secured delayed draw loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	596	587	596	0.2%
		First lien senior secured revolving loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	352	342	352	0.1%
Connect America.Com, LLC		First lien senior secured loan	9.75%	5.75%	-	SOFR(Q)	10/11/2029	4,883	4,821	4,785	1.4%
Diverzify Intermediate LLC		First lien senior secured loan	10.07%	6.01%	-	SOFR(Q)	5/11/2027	1,539	1,514	1,504	0.4%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.66%	5.50%	-	SOFR(M)	12/18/2029	3,271	3,195	3,304	0.9%
		First lien senior secured delayed draw loan	9.66%	5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	9.66%	5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Tapco Buyer LLC		First lien senior secured loan	8.91%	4.75%	-	SOFR(M)	11/15/2030	2,074	2,047	2,074	0.6%
		First lien senior secured loan	8.95%	4.75%	-	SOFR(Q)	11/15/2030	472	466	472	0.1%
		First lien senior secured delayed draw loan	8.95%	4.75%	-	SOFR(Q)	11/15/2030	1,434	1,400	1,434	0.4%
		First lien senior secured revolving loan	8.95%	4.75%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								38,308	37,736	38,135	10.9%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.56%	6.25%	-	SOFR(Q)	10/30/2028	5,349	5,244	5,349	1.5%
		First lien senior secured revolving loan	10.56%	6.25%	-	SOFR(Q)	10/30/2028	-	-	-	0.0%
Drew Foam Companies Inc.		First lien senior secured loan	10.47%	6.15%	-	SOFR(Q)	12/5/2026	2,809	2,800	2,809	0.8%
		First lien senior secured loan	10.47%	6.15%	-	SOFR(Q)	12/5/2026	-	-	-	0.0%
FCA, LLC		First lien senior secured loan	9.21%	5.00%	-	SOFR(S)	7/18/2028	2,012	1,998	2,012	0.6%
		First lien senior secured loan	9.91%	5.75%	-	SOFR(M)	7/18/2028	284	280	287	0.1%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.79%	5.50%	-	SOFR(S)	2/28/2030	4,625	4,542	4,625	1.3%
		First lien senior secured delayed draw loan	9.73%	5.50%	-	SOFR(Q)	2/28/2030	925	908	925	0.3%
		First lien senior secured revolving loan	9.66%	5.50%	-	SOFR(M)	2/28/2030	216	190	216	0.1%
The Robinette Company		First lien senior secured loan	10.20%	6.00%	-	SOFR(Q)	5/10/2029	2,170	2,136	2,191	0.6%
		First lien senior secured revolving loan	10.20%	6.00%	-	SOFR(Q)	5/10/2029	516	502	521	0.2%
		First lien senior secured delayed draw loan	10.20%	6.00%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	4/10/2031	6,753	6,687	6,804	1.9%
								25,659	25,287	25,739	7.4%

Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	8.90%	4.90%	-	SOFR(Q)	7/31/2027	2,564	2,546	2,564	0.7%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.69%	6.40%	-	SOFR(Q)	11/14/2027	4,652	4,602	4,659	1.3%
		First lien senior secured loan	10.69%	6.40%	-	SOFR(Q)	11/14/2027	715	704	716	0.2%
		First lien senior secured delayed draw loan	10.69%	6.40%	-	SOFR(Q)	11/14/2027	728	713	729	0.2%
		First lien senior secured delayed draw loan	10.69%	6.40%	-	SOFR(Q)	11/14/2027	225	225	225	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.08%	5.00%	-	SOFR(S)	2/26/2030	2,610	2,559	2,636	0.8%
		First lien senior secured delayed draw loan	9.06%	5.00%	-	SOFR(S)	2/26/2030	1,489	1,459	1,504	0.4%
		First lien senior secured revolving loan	9.06%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	10.57%	6.26%	-	SOFR(Q)	8/31/2028	1,841	1,811	1,841	0.5%
		First lien senior secured delayed draw loan	10.48%	6.26%	-	SOFR(Q)	8/31/2028	754	746	754	0.2%
		First lien senior secured revolving loan	10.48%	6.26%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	11.26%	7.10%	-	SOFR(M)	9/29/2028	1,699	1,682	1,699	0.5%
		First lien senior secured delayed draw loan	11.24%	7.10%	-	SOFR(M)	9/29/2028	143	143	143	0.1%
		First lien senior secured revolving loan	11.26%	7.10%	-	SOFR(M)	9/29/2028	231	225	231	0.1%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.73%	5.73%	-	SOFR(Q)	10/3/2028	3,823	3,769	3,785	1.1%
		First lien senior secured loan	10.10%	6.10%	-	SOFR(Q)	10/3/2028	96	95	96	0.0%
		First lien senior secured loan	9.35%	5.35%	-	SOFR(Q)	10/3/2028	118	114	116	0.0%
		First lien senior secured delayed draw loan	9.73%	5.73%	-	SOFR(Q)	10/3/2028	568	560	562	0.2%
		First lien senior secured revolving loan	9.73%	5.73%	-	SOFR(Q)	10/3/2028	436	430	432	0.1%
J&K Ingredients, LLC		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	11/16/2028	4,786	4,696	4,786	1.4%
		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	11/16/2028	1,163	1,151	1,163	0.3%
		First lien senior secured delayed draw loan	9.00%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	9/7/2029	2,526	2,486	2,551	0.7%
		First lien senior secured revolving loan	9.98%	5.75%	-	SOFR(Q)	9/7/2029	97	83	98	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Siegel Egg Co., LLC	(6)(7)	First lien senior secured loan		-	-		12/29/2026	2,341	2,327	1,370	0.4%
		First lien senior secured revolving loan		-	-		12/29/2026	508	506	297	0.1%
		First lien senior secured loan		-	-		12/29/2026	61	60	61	0.0%
		First lien senior secured loan		-	-		12/29/2026	145	142	145	0.1%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.91%	2.50%	5.25%	SOFR(M)	1/18/2029	569	558	550	0.2%
		First lien senior secured delayed draw loan	11.91%	2.50%	5.25%	SOFR(M)	1/18/2029	472	454	457	0.1%
		First lien senior secured delayed draw loan	11.91%	2.50%	5.25%	SOFR(M)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	11.03%	6.75%	-	SOFR(Q)	1/18/2029	64	56	61	0.0%
		First lien senior secured loan	11.91%	2.50%	5.25%	SOFR(M)	1/18/2029	2,900	2,847	2,805	0.8%
								35,760	35,203	34,472	9.9%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.75%	4.75%	-	SOFR(Q)	3/26/2031	1,457	1,435	1,413	0.4%
		First lien senior secured delayed draw loan	8.75%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.75%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC		First lien senior secured loan	11.58%	7.26%	-	SOFR(Q)	11/3/2027	1,559	1,531	1,552	0.4%
		First lien senior secured delayed draw loan	11.58%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.58%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								3,016	2,966	2,965	0.8%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	6/20/2030	5,063	4,947	5,064	1.4%
		First lien senior secured revolving loan	10.00%	6.00%	-	SOFR(Q)	6/20/2030	-	-	-	0.0%
Brightview, LLC		First lien senior secured loan	10.03%	5.86%	-	SOFR(M)	12/14/2026	2,129	2,126	2,129	0.6%
		First lien senior secured delayed draw loan	10.03%	5.86%	-	SOFR(M)	12/14/2026	284	283	284	0.1%
		First lien senior secured revolving loan	10.03%	5.86%	-	SOFR(M)	12/14/2026	104	104	104	0.1%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.78%	5.61%	-	SOFR(M)	8/20/2027	780	772	780	0.2%
		First lien senior secured delayed draw loan	9.78%	5.61%	-	SOFR(M)	8/20/2027	1,404	1,393	1,404	0.4%
		First lien senior secured revolving loan	9.78%	5.61%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.53%	6.36%	-	SOFR(M)	11/24/2026	3,789	3,789	3,806	1.1%
		First lien senior secured delayed draw loan	10.53%	6.36%	-	SOFR(M)	11/24/2026	947	947	951	0.3%
		First lien senior secured delayed draw loan	10.53%	6.36%	-	SOFR(M)	11/24/2026	1,555	1,519	1,562	0.5%
Integrated Dermatology LLC		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	8/1/2030	4,542	4,427	4,542	1.3%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	8/1/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	8/1/2030	-	-	-	0.0%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.49%	5.50%	-	SOFR(Q)	6/30/2029	507	490	507	0.2%
		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	6/30/2029	79	78	79	0.0%
		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	6/30/2029	6,037	5,917	6,037	1.7%
		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	6/30/2029	61	60	61	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
MVP VIP Borrower, LLC		First lien senior secured loan	10.50%	6.50%	-	SOFR(M)	1/3/2029	3,983	3,913	4,023	1.1%
		First lien senior secured delayed draw loan	10.50%	6.50%	-	SOFR(Q)	1/3/2029	321	316	324	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.03%	5.00%	-	SOFR(Q)	12/18/2030	3,148	3,100	3,179	0.9%
		First lien senior secured delayed draw loan	9.03%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.03%	5.00%	-	SOFR(Q)	12/18/2030	149	131	150	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	12/20/2029	2,385	2,344	2,385	0.7%
		First lien senior secured delayed draw loan	9.70%	5.50%	-	SOFR(Q)	12/20/2029	88	84	88	0.0%
		First lien senior secured revolving loan	11.75%	4.50%	-	PRIME	12/20/2029	102	98	102	0.0%
Refocus Management Services, LLC		First lien senior secured loan	9.60%	5.60%	-	SOFR(Q)	2/14/2029	3,539	3,459	3,539	1.0%
		First lien senior secured delayed draw loan	9.83%	5.60%	-	SOFR(Q)	2/14/2029	1,391	1,361	1,391	0.4%
		First lien senior secured delayed draw loan	9.60%	5.60%	-	SOFR(Q)	2/14/2029	266	266	266	0.1%
		First lien senior secured revolving loan	9.91%	5.60%	-	SOFR(Q)	2/14/2029	97	90	97	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	11.01%	6.85%	-	SOFR(M)	2/15/2028	988	980	988	0.3%
		First lien senior secured delayed draw loan	11.01%	6.75%	-	SOFR(M)	2/15/2028	-	-	-	0.0%
								43,738	42,994	43,842	12.5%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Household durables
Curio Brands, LLC		First lien senior secured loan	9.25%	5.25%	-	SOFR(Q)	4/2/2031	2,261	2,236	2,261	0.7%
		First lien senior secured revolving loan	9.25%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.25%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.79%	5.50%	-	SOFR(Q)	2/4/2031	1,153	1,137	1,153	0.3%
		First lien senior secured revolving loan	9.79%	5.50%	-	SOFR(Q)	2/4/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.70%	5.50%	-	SOFR(Q)	2/4/2031	737	717	737	0.2%
								4,151	4,090	4,151	1.2%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.74%	6.51%	-	SOFR(Q)	2/13/2030	5,929	5,825	5,884	1.7%
		First lien senior secured delayed draw loan	10.51%	6.51%	-	SOFR(Q)	2/13/2030	709	690	704	0.2%
								6,638	6,515	6,588	1.9%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	9.01%	4.85%	-	SOFR(M)	7/7/2027	84	84	84	0.0%
		First lien senior secured delayed draw loan	9.01%	4.85%	-	SOFR(M)	7/7/2027	1,819	1,774	1,819	0.5%
		First lien senior secured revolving loan	9.01%	4.75%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								1,903	1,858	1,903	0.5%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.65%	6.65%	-	SOFR(Q)	7/26/2027	5,031	4,985	5,031	1.5%
		First lien senior secured revolving loan	10.94%	6.65%	-	SOFR(M)	7/26/2027	33	30	33	0.0%
								5,064	5,015	5,064	1.5%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Leisure products
MacNeill Pride Group Corp.		First lien senior secured delayed draw loan	10.51%	6.51%	-	SOFR(Q)	4/22/2026	931	925	931	0.3%
		First lien senior secured revolving loan	10.51%	6.25%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	1/3/2030	6,151	6,042	6,243	1.8%
Spinrite Inc.	(8)	First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	12/31/2025	303	303	303	0.1%
		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	12/31/2025	525	525	525	0.1%
		First lien senior secured revolving loan	9.50%	5.50%	-	SOFR(Q)	12/31/2025	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.76%	6.85%	0.75%	SOFR(M)	11/30/2026	3,035	2,996	2,959	0.8%
								10,945	10,791	10,961	3.1%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.50%	6.50%	-	SOFR(Q)	12/18/2029	2,826	2,764	2,763	0.8%
		First lien senior secured revolving loan	10.50%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.81%	5.50%	-	SOFR(Q)	3/29/2030	3,227	3,155	3,243	0.9%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	10.07%	5.75%	-	SOFR(Q)	4/24/2031	2,269	2,237	2,269	0.6%
		First lien senior secured loan	9.95%	5.75%	-	SOFR(Q)	4/24/2031	2,528	2,491	2,528	0.7%
		First lien senior secured delayed draw loan	9.95%	5.75%	-	SOFR(Q)	4/24/2031	994	975	994	0.3%
		First lien senior secured revolving loan	9.95%	5.75%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
Luxium Solutions, LLC		First lien senior secured loan	9.25%	5.25%	-	SOFR(Q)	12/1/2027	952	943	952	0.3%
		First lien senior secured loan	9.25%	5.25%	-	SOFR(Q)	12/1/2027	1,172	1,161	1,172	0.3%
		First lien senior secured delayed draw loan	9.25%	5.25%	-	SOFR(Q)	12/1/2027	308	306	308	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
PVI Holdings, Inc (Vytl Controls Group Inc)		First lien senior secured loan	9.37%	4.94%	-	SOFR(Q)	1/18/2028	2,012	1,997	2,012	0.6%
RMH Systems, LLC		First lien senior secured loan	9.32%	5.00%	-	SOFR(Q)	2/4/2030	2,015	1,977	2,015	0.6%
		First lien senior secured delayed draw loan	9.31%	5.00%	-	SOFR(Q)	2/4/2030	533	504	533	0.2%
		First lien senior secured revolving loan	9.31%	5.00%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured loan	8.95%	4.75%	-	SOFR(Q)	8/29/2031	3,264	3,214	3,264	0.9%
		First lien senior secured revolving loan	8.95%	4.75%	-	SOFR(Q)	8/29/2031	-	-	-	0.0%
								22,100	21,724	22,053	6.3%
Personal care products
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.27%	5.00%	-	SOFR(S)	9/28/2027	6,965	6,910	6,965	2.0%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	8.91%	4.75%	-	SOFR(M)	5/31/2030	2,284	2,236	2,284	0.7%
		First lien senior secured revolving loan	8.91%	4.75%	-	SOFR(M)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	8.66%	4.50%	-	SOFR(M)	5/1/2029	6,045	5,983	6,045	1.7%
								15,294	15,129	15,294	4.4%
Professional services
DISA Holdings Corp.		First lien senior secured delayed draw loan	9.28%	5.00%	-	SOFR(M)	9/9/2028	1,264	1,246	1,264	0.4%
		First lien senior secured delayed draw loan	9.29%	5.00%	-	SOFR(Q)	9/9/2028	179	179	179	0.1%
		First lien senior secured revolving loan	9.28%	5.00%	-	SOFR(M)	9/9/2028	74	69	74	0.0%
		First lien senior secured loan	9.28%	5.00%	-	SOFR(M)	9/9/2028	221	218	221	0.1%
		First lien senior secured loan	9.28%	5.00%	-	SOFR(M)	9/9/2028	3,334	3,281	3,334	1.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Envirotech Services, LLC		First lien senior secured loan	9.59%	5.75%	-	SOFR(S)	1/18/2029	5,670	5,577	5,726	1.6%
		First lien senior secured loan	9.58%	5.75%	-	SOFR(S)	1/18/2029	21	3	22	0.0%
		First lien senior secured revolving loan	9.59%	5.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	8/1/2031	3,718	3,664	3,718	1.1%
		First lien senior secured revolving loan	9.45%	5.25%	-	SOFR(Q)	8/1/2031	93	88	93	0.0%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	3/27/2030	3,908	3,855	3,947	1.1%
		First lien senior secured delayed draw loan	9.50%	5.50%	-	SOFR(Q)	3/27/2030	72	60	73	0.0%
		First lien senior secured delayed draw loan	9.50%	5.50%	-	SOFR(Q)	3/27/2030	170	167	172	0.0%
		First lien senior secured revolving loan	9.50%	5.50%	-	SOFR(Q)	3/27/2030	234	227	236	0.1%
								18,958	18,634	19,059	5.5%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.40%	7.40%	3.00%	SOFR(Q)	7/20/2027	2,406	2,350	2,238	0.6%
		First lien senior secured revolving loan	14.40%	7.40%	3.00%	SOFR(Q)	7/20/2027	411	402	383	0.1%
								2,817	2,752	2,621	0.7%
Trading companies & distributors
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.66%	5.50%	-	SOFR(M)	7/22/2027	2,915	2,867	2,915	0.8%
BCDI Meteor Acquisition, LLC		First lien senior secured loan	11.10%	7.10%	-	SOFR(Q)	6/29/2028	4,819	4,750	4,819	1.4%
		First lien senior secured loan	11.10%	7.10%	-	SOFR(Q)	6/29/2028	365	359	365	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.28%	2.61%	4.50%	SOFR(M)	12/15/2028	1,470	1,452	1,455	0.4%
		First lien senior secured delayed draw loan	11.28%	2.61%	4.50%	SOFR(M)	12/15/2028	1,227	1,213	1,215	0.3%
		First lien senior secured revolving loan	11.28%	7.11%	-	SOFR(M)	12/15/2028	145	143	143	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	7/12/2029	5,261	5,176	5,314	1.5%
		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	7/12/2029	1,673	1,646	1,690	0.5%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.65%	6.65%	-	SOFR(Q)	11/1/2027	6,825	6,740	6,825	2.0%
Genuine Cable Group, LLC		First lien senior secured loan	10.01%	5.85%	-	SOFR(M)	11/1/2026	4,850	4,800	4,838	1.4%
		First lien senior secured loan	10.01%	5.85%	-	SOFR(M)	11/1/2026	1,955	1,936	1,950	0.6%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.91%	5.75%	-	SOFR(M)	7/30/2027	2,887	2,866	2,887	0.8%
		First lien senior secured loan	9.91%	5.75%	-	SOFR(M)	7/30/2027	652	633	652	0.2%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.91%	4.75%	-	SOFR(M)	3/1/2029	592	592	592	0.2%
		First lien senior secured delayed draw loan	8.91%	4.75%	-	SOFR(M)	3/1/2029	592	592	592	0.2%
		First lien senior secured revolving loan	8.88%	4.75%	-	SOFR(M)	3/1/2029	119	107	119	0.0%
		First lien senior secured loan	8.91%	4.75%	-	SOFR(M)	3/1/2029	3,108	3,041	3,108	0.9%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	1/24/2030	5,171	5,047	5,274	1.5%
		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(Q)	1/24/2030	-	-	-	0.0%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	9.65%	5.50%	-	SOFR(M)	12/27/2029	4,369	4,320	4,370	1.2%
		First lien senior secured loan	9.65%	5.50%	-	SOFR(M)	12/27/2029	177	176	177	0.1%
		First lien senior secured delayed draw loan	9.65%	5.50%	-	SOFR(M)	12/27/2029	929	921	929	0.3%
		First lien senior secured revolving loan	9.65%	5.50%	-	SOFR(M)	12/27/2029	-	-	-	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	8/1/2030	3,920	3,852	3,997	1.1%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	10/23/2029	1,667	1,637	1,667	0.5%
		First lien senior secured revolving loan	9.66%	5.50%	-	SOFR(Q)	10/23/2029	716	702	716	0.2%
								56,404	55,568	56,609	16.2%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	12.26%	-	12.26%	SOFR(M)	8/10/2027	106	105	107	0.0%
		First lien senior secured delayed draw loan	11.76%	-	11.76%	SOFR(M)	8/10/2027	3,211	3,179	2,841	0.8%
		First lien senior secured loan	11.76%	-	11.76%	SOFR(M)	8/10/2027	716	704	634	0.2%
								4,033	3,988	3,582	1.0%
Total Debt Investments								332,298	327,194	330,601	94.5%

		Number of		Fair	Percentage
		Shares	Cost	Value	of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.98%	(9)	23,961,543	23,962	23,962	6.8%
Total Investments in Money Market Funds		23,961,543	23,962	23,962	6.8%

Total Investments			$351,156	$354,563	101.3%

Liabilities in Excess of Other Assets				(4,631)	(1.3)%
Net Assets				$349,932	100.0%

(1)	As of September 30, 2025, unless otherwise noted, all debt investments are Level 3 holdings. Investments in money market funds are Level 1 holdings. See Note 5 – Fair Value. As of such date, all investments are also non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Includes Secured Overnight Financing Rate (“SOFR”) credit spread adjustment if applicable.

(3)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either SOFR (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(4)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(5)	As of September 30, 2025, the tax cost of the Company’s investments approximates their amortized cost.

(6)	Debt investment on non-accrual status as of September 30, 2025.

(7)	Non-income producing investment.

(8)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, 0.2% of the Company’s total assets were in non-qualifying investments.

(9)	The indicated rate is the yield as of September 30, 2025.

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

(amounts in 000s, except share and per share amounts)

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

As of September 30, 2025, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($35,535 is undrawn).

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

(amounts in 000s, except share and per share amounts)

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

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of September 30, 2025, KDL Corp, LLC held no investments.

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

(amounts in 000s, except share and per share amounts)

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

(amounts in 000s, except share and per share amounts)

(Unaudited)

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements.

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the nine months ended September 30, 2025 and 2024, the Company had $586 and $83, respectively, of PIK interest included in interest income, which represents 2.3% and 0.4%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of September 30, 2025, the Company had one investment on non-accrual status, which comprised 0.9% and 0.6%, respectively, of total debt investments at cost and fair value. As of September 30, 2024, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

(amounts in 000s, except share and per share amounts)

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

K. Recent Accounting Pronouncements – In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

(amounts in 000s, except share and per share amounts)

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

For the three months ended September 30, 2025 and 2024, the Company incurred management fees of $612 and $446, respectively.

For the nine months ended September 30, 2025 and 2024, the Company incurred management fees of $1,712 and $1,193, respectively.

C. Other – Kayne Anderson, an affiliate of the Advisor, made an equity contributions of $750 during the nine months ended September 30, 2025.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$327,194	$330,601	$257,420	$261,833
Investments in money market funds	23,962	23,962	13,440	13,440
Total Investments	$351,156	$354,563	$270,860	$275,273

As of September 30, 2025 and December 31, 2024, $828 and $12,053, respectively, of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

The industry composition of long-term investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024

Trading companies & distributors	17.1%	20.9%
Health care providers & services	13.3%	12.3%
Commercial services & supplies	11.5%	13.1%
Food products	10.4%	12.2%
Containers & packaging	7.8%	7.2%
Machinery	6.7%	2.8%
Professional services	5.8%	4.1%
Personal care products	4.6%	3.0%
Aerospace & defense	3.4%	6.0%
Leisure products	3.3%	4.2%
Building products	2.2%	2.0%
Household products	2.0%	-%
Automobile components	1.9%	3.9%
Chemicals	1.8%	-%
IT services	1.5%	1.8%
Biotechnology	1.3%	1.7%
Household durables	1.2%	-%
Wireless telecommunication services	1.1%	1.3%
Health care equipment & supplies	0.9%	0.6%
Textiles, apparel & luxury goods	0.8%	1.0%
Diversified telecommunication services	0.8%	1.0%
Insurance	0.6%	0.9%
	100.0%	100.0%

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

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

The following tables present the fair value hierarchy of investments as of September 30, 2025 and December 31, 2024. Note that the fair value hierarchy levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$330,601	$330,601
Investments in money market funds	23,962	-	-	23,962
Total Investments	$23,962	$-	$330,601	$354,563

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$261,833	$261,833
Investments in money market funds	13,440	-	-	13,440
Total Investments	$13,440	$-	$261,833	$275,273

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025 and 2024, respectively.

First-lien
senior secured
For the three months ended September 30, 2025	debt investments
Fair value, beginning of period	$316,414
Purchases of investments	26,845
Proceeds from sales of investments and principal repayments	(12,593)
Net change in unrealized gain (loss)	(933)
Net realized gain (loss)	-
Net accretion of discount on investments	595
PIK interest	273
Transfers into (out of) Level 3	-
Fair value, end of period	$330,601

First-lien
senior secured
For the three months ended September 30, 2024	debt investments
Fair value, beginning of period	$224,946
Purchases of investments	29,412
Proceeds from sales of investments and principal repayments	(7,445)
Net change in unrealized gain (loss)	340
Net realized gain (loss)	-
Net accretion of discount on investments	401
PIK interest	110
Transfers into (out of) Level 3	-
Fair value, end of period	$247,764

First-lien
senior secured
For the nine months ended September 30, 2025	debt investments
Fair value, beginning of period	$261,833
Purchases of investments	100,551
Proceeds from sales of investments and principal repayments	(32,977)
Net change in unrealized gain (loss)	(1,006)
Net realized gain (loss)	-
Net accretion of discount on investments	1,595
PIK interest	605
Transfers into (out of) Level 3	-
Fair value, end of period	$330,601

First-lien
senior secured
For the nine months ended September 30, 2024	debt investments
Fair value, beginning of period	$177,526
Purchases of investments	84,330
Proceeds from principal payments and sales of investments	(16,447)
Net change in unrealized gain (loss)	1,101
Net realized gain (loss)	-
Net accretion of discount on investments	1,114
PIK interest	140
Transfers into (out of) Level 3	-
Fair value, end of period	$247,764

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

(amounts in 000s, except share and per share amounts)

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of September 30, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$330,601	Discounted cash flow analysis	Discount rate	6.8% - 18.2%	9.2%

	As of December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$261,833	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	9.8%

Note 6. Debt

As of September 30, 2025, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 20, 2026. The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. As of September 30, 2025, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the amount outstanding under the Subscription Credit Facility equals its fair value.

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of September 30, 2025 and December 31, 2024, respectively.

For the nine months ended September 30, 2025 and 2024, the weighted average interest rate of borrowings outstanding was 6.61% and 7.52%, respectively.

As of September 30, 2025 and 2024, the Company did not have any amounts outstanding under the Subscription Credit Facility. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Common Stock and Share Transactions

As of September 30, 2025, the Company had 100,000 shares of common stock authorized and 66,701 shares outstanding. As of September 30, 2025, Kayne Anderson owned 612 shares of the Company.

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025
	Offering	Common	Aggregate
	price per	stock	offering
Common stock issue date	share	shares issued	amount
February 13, 2025	$5,259	4,754	$25,000
April 30, 2025	$5,252	4,760	25,000
July 31, 2025	$5,259	4,754	25,000
Total common stock issued		14,268	$75,000

For the nine months ended September 30, 2024
	Offering	Common	Aggregate
	price per	stock	offering
Common stock issue date	share	shares issued	amount
February 15, 2024	$5,308	4,710	$25,000
July 3, 2024	$5,269	4,745	25,000
Total common stock issued		9,455	$50,000

As of September 30, 2025, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $35,535 of undrawn commitments at September 30, 2025.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the nine months ended September 30, 2025 and 2024, respectively. See Note 12 – Subsequent Events.

For the nine months ended September 30, 2025
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
February 19, 2025	March 31, 2025	April 15, 2025	$132.00
May 1, 2025	June 30, 2025	July 16, 2025	118.00
August 5, 2025	September 30, 2025	October 16, 2025	125.00
Total dividends declared			$375.00

For the nine months ended September 30, 2024
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 6, 2024	March 29, 2024	April 17, 2024	$136.00
May 8, 2024	June 28, 2024	July 15, 2024	137.00
August 7, 2024	September 30, 2024	October 15, 2024	165.00
Total dividends declared			$438.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the nine months ended September 30, 2025 and 2024, respectively. See Note 12 – Subsequent Events.

For the nine months ended September 30, 2025
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 31, 2024	January 15, 2025	203	$1,070
March 31, 2025	April 15, 2025	212	1,114
June 30, 2025	July 16, 2025	206	1,083
		621	$3,267

For the dividend with a record date of September 30, 2025 and paid on October 16, 2025, there were 236 shares issued with a DRIP value of $1,239. These shares are excluded from the table above, as the DRIP shares were issued after September 30, 2025.

For the nine months ended September 30, 2024
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2023	January 16, 2024	883	$4,616
March 29, 2024	April 17, 2024	1,047	5,509
June 28, 2024	July 15, 2024	162	854
		2,092	$10,979

For the dividend with a record date of September 30, 2024 and paid on October 15, 2024, there were 218 shares issued with a DRIP value of $1,149. These shares are excluded from the table above, as the DRIP shares were issued after September 30, 2024.

Note 8. Commitments and Contingencies

The Company had an aggregate of $42,973 and $31,808, respectively, of unfunded commitments, including $27,639 and $19,458, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of September 30, 2025 and December 31, 2024. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

A summary of the composition of the unfunded commitments as of September 30, 2025 and December 31, 2024 is shown in the table below.

	As of	As of
	September 30, 2025	December 31, 2024
Aegis Toxicology Sciences Corporation	$1,065	$-
AeriTek Global Holdings LLC	144	-
Alcami Corporation	548	507
Allcat Claims Service, LLC	2,395	1,829
Allentown, LLC	276	197
American Equipment Holdings LLC	306	338
American Soccer Company, Incorporated (SCORE)	-	223
Basel U.S. Acquisition Co., Inc. (IAC)	-	613
Bloomington Holdco, LLC (BW Fusion)	1,193	1,193
BLP Buyer, Inc. (Bishop Lifting Products)	335	544
Brightview, LLC	26	-
Carton Packaging Buyer, Inc. (Century Box)	639	639
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1,857	1,857
CGI Automated Manufacturing, LLC	16	132
CI (MG) Group, LLC (Mariani Premier Group)	1,883	-
City Line Distributors LLC	533	533
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	756	-
CREO Group Inc. (HMS Manufacturing)	333	-
Curio Brands, LLC	569	-
Del-Air Heating, Air Conditioning & Refrigeration, LLC	922	-
DISA Holdings Corp.	302	534
Diverzify Intermediate, LLC	811	811
ECS Opco 1, LLC (Spectrum Vascular)	630	-
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	-	281
Envirotech Services, LLC	1,181	1,181
Fastener Distribution Holdings, LLC	871	1,418
Guardian Dentistry Practice Management, LLC	77	77
Gulf Pacific Acquisition, LLC	77	154
IF&P Foods, LLC (FreshEdge)	335	431
Improving Acquisition LLC	295	327
Integrated Dermatology LLC	2,225	-
J&K Ingredients, LLC	278	-
KAMC Holdings, Inc. (Franklin Energy)	270	-
Krayden Holdings, Inc.	506	1,812
Lakewood Acquisition Corporation (R&B Wholesale)	1,803	-
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	383	-
Light Wave Dental Management, LLC	285	792
LSL Industries, LLC (LSL Healthcare)	448	448
MacNeill Pride Group	346	260
ML Buyer, LLC (Mama Lycha Foods, LLC)	782	879
Monza Purchaser, LLC (Smyth)	1,223	-
MRC Keystone Acquisition LLC (Automated Handing Solutions)	785	785
NMA Holdings, LLC (Neuromonitoring Associates)	1,291	1,440
OAO Acquisitions, Inc. (BearCom)	515	515
Phoenix YW Buyer, Inc. (Elida Beauty)	444	444
Pixel Intermediate, LLC	-	290
Redwood MSO, LLC (Smile Partners)	406	597
Refocus Management Services, LLC	1,240	1,227
RMH Systems, LLC	1,571	-
The Robinette Company	1,079	1,079
Ruff Roofers Buyer, LLC	1,825	1,608
Siegel Egg Co., LLC	-	80
Speedstar Holding LLC	111	111
Spinrite, Inc.	554	-
Superior Intermediate LLC (Landmark Structures)	1,885	1,885
Tapco Buyer LLC	1,734	1,869
TL Atlas Merger Sub Corp (Zep)	704	-
United Titanium, LLC	768	-
US Anchors Group, Inc. (Mechanical Plastics Corp.)	651	579
Vehicle Accessories, Inc.	-	150
Workholding US Holdings, LLC (Forkardt Hardinge)	126	716
Worldwide Produce Acquisition, LLC	360	423
Total unfunded commitments	$42,973	$31,808

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in net assets resulting from operations	$7,509	$7,297	$22,309	$19,873
Weighted average shares of common stock outstanding - basic and diluted	64,445	46,712	59,738	42,307
Earnings (loss) per share of common stock - basic and diluted	$117	$156	$373	$470

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024.

	For the nine months ended
	September 30, (amounts in thousands, except share and per share amounts)
	2025	2024
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,259	$5,229

Results of Operations:
Net Investment Income (loss)	390	444
Net Realized and Unrealized Gain (Loss) on Investments(2)	(28)	25
Net Increase (Decrease) in Net Assets Resulting from Operations	362	469

Dividends to Common Stockholders
Dividends from Net Investment Income	(375)	(438)
Net Decrease in Net Assets Resulting from Dividends	(375)	(438)
Net Asset Value, End of Period	$5,246	$5,260

Shares Outstanding, End of Period	66,701	46,840

Ratio/Supplemental Data
Net assets, end of period	$349,932	$246,369
Weighted-average shares outstanding	59,738	42,307
Total Return(3)	7.0%	9.2%
Portfolio turnover	10.9%	7.7%
Ratio of operating expenses to average net assets(4)	1.1%	1.2%
Ratio of net investment income (loss) to average net assets(4)	10.0%	11.5%

(1)	The per common share data was derived by using weighted average shares outstanding.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

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

On October 16, 2025, the Company paid a dividend of $125 per share to each common stockholder of record as of September 30, 2025. The total distribution was $8,338 and $1,239 was reinvested into the Company through the issuance of 236 shares of common stock.

On November 4, 2025, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $128 per share. The dividend of $128 per share will be paid on January 16, 2026 to stockholders of record as of the close of business on December 31, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.5 billion related to middle market private credit as of September 30, 2025.

Recent Developments

On October 16, 2025, we paid a dividend of $125 per share to each common stockholder of record as of September 30, 2025. The total distribution was $8.3 million and $1.2 million was reinvested into the Company through the issuance of 236 shares of common stock.

On November 4, 2025, our Board of Directors declared a dividend to common stockholders in the amount of $128 per share. The dividend of $128 per share will be paid on January 16, 2026 to stockholders of record as of the close of business on December 31, 2025, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of September 30, 2025, we had investments in 84 portfolio companies with an aggregate fair value of approximately $330.6 million, and unfunded commitments to these portfolio companies of $43.0 million, and our portfolio consisted of 100% first lien senior secured loans. As of September 30, 2025, the weighted average remaining term of our debt investments was 3.4 years based on principal amount.

As of September 30, 2025, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

Private middle market loans	10.5%	10.7%	10.5%	10.6%

As of September 30, 2025, our portfolio was invested across 23 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2025 were Trading Companies & Distributors, Health Care Providers & Services, Commercial Services& Supplies and Food Products, which represented, as a percentage of our portfolio of long-term investments, 17.1%, 13.3%, 11.5% and 10.4% respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of September 30, 2025, our average position size based on total investment commitments (at the portfolio company level) was $4.5 million.

As of September 30, 2025, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $55.6 million and $40.6 million, respectively, based on fair value1.

As of September 30, 2025, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.8%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

[1]	Excludes investments on watch list, which represent 1.7% of the total fair value of debt investments as of September 30, 2025.

As of September 30, 2025, we had one debt investment on non-accrual status, which represented 0.6% and 0.9% of total debt investments at fair value and cost, respectively.

As of September 30, 2025, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was of 4.4x and 2.4x, respectively, based on fair value1.

As of September 30, 2025, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

Our investment activity for the three months ended September 30, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended September 30,
	2025 ($ in millions)	2024 ($ in millions)
New investments:
Gross new investments commitments	$26.7	$28.6
Less: investment commitments sold down, exited or repaid(1)	(12.2)	(8.0)
Net investment commitments	$14.5	$20.6

Principal amount of investments funded:
Private credit investments	$27.5	$30.2
Liquid credit investments	-	-
Total principal amount of investments funded	$27.5	$30.2

Principal amount of investments sold / repaid:
Private credit investments	$(12.6)	$(7.4)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	$(12.6)	$(7.4)

Number of new debt investment commitments	10	13
Average new debt investment commitment amount	$2.7	$2.2
Weighted average maturity for new debt investment commitments(2)	4.9 years	4.3 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(3)	9.8%	10.9%
Weighted average interest rate on debt investment sold or paid down(4)	10.7%	11.3%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at September 30, 2025 per our Consolidated Schedule of Investments for new debt commitments entered into during the quarter.

(4)	Based on the underlying rate if still held at September 30, 2025. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

[1]	Excludes investments on watch list, which represent 1.7% of the total fair value of debt investments as of September 30, 2025.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of September 30, 2025 and December 31, 2024.

As of September 30, 2025				As of December 31, 2024
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$5.5	1.7%	2	2.4%	$5.8	2.2%	2	2.9%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024

Trading companies & distributors	17.1%	20.9%
Health care providers & services	13.3%	12.3%
Commercial services & supplies	11.5%	13.1%
Food products	10.4%	12.2%
Containers & packaging	7.8%	7.2%
Machinery	6.7%	2.8%
Professional services	5.8%	4.1%
Personal care products	4.6%	3.0%
Aerospace & defense	3.4%	6.0%
Leisure products	3.3%	4.2%
Building products	2.2%	2.0%
Household products	2.0%	-%
Automobile components	1.9%	3.9%
Chemicals	1.8%	-%
IT services	1.5%	1.8%
Biotechnology	1.3%	1.7%
Household durables	1.2%	-%
Wireless telecommunication services	1.1%	1.3%
Health care equipment & supplies	0.9%	0.6%
Textiles, apparel & luxury goods	0.8%	1.0%
Diversified telecommunication services	0.8%	1.0%
Insurance	0.6%	0.9%
	100.0%	100.0%

Results of Operations

For the three and nine months ended September 30, 2025 and 2024, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$9.33	$7.66	$25.97	$20.79
Less: Net expenses	(0.89)	(0.70)	(2.65)	(2.02)
Net investment income	8.44	6.96	23.32	18.77
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(0.93)	0.34	(1.01)	1.10
Net increase (decrease) in net assets resulting from operations	$7.51	$7.30	$22.31	$19.87

Investment Income

Investment income for the three and nine months ended September 30, 2025 totaled $9.3 million and $26.0 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and nine months ended September 30, 2024 totaled $7.7 million and $20.8 million, respectively, and consisted primarily of interest income on our debt investments. For the three and nine months ended September 30, 2025, we had $0.3 million and $0.6 million, respectively, of PIK interest included in interest income. For the three and nine months ended September 30, 2024, we had $0.05 million and $0.08 million, respectively, of PIK interest included in interest income. As of September 30, 2025, we had one debt investment on non-accrual status. As of September 30, 2024, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.03	$0.03	$0.13	$0.12
Management fees	0.61	0.45	1.71	1.19
Other operating expenses	0.21	0.18	0.69	0.59
Directors fees	0.04	0.04	0.12	0.12
Total expenses	$0.89	$0.70	$2.65	$2.02

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$0.68	$1.08	$2.05	$2.25
Unrealized (losses) on investments	(1.61)	(0.74)	(3.06)	(1.15)
Net change in unrealized gains (losses) on investments	$(0.93)	$0.34	$(1.01)	$1.10

For the three-month periods ended September 30, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
September 30, 2025
($ in millions)
Portfolio Company
Integrated Dermatology LLC	$0.12
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	0.06
KAMC Holdings, Inc. (Franklin Energy)	0.06
United Titanium, LLC	0.05
J&K Ingredients, LLC	0.05
Other portfolio companies unrealized gains	0.34
Other portfolio companies unrealized (losses)	(0.75)
Centerline Communications, LLC	(0.08)
Energy Acquisition LP	(0.14)
Pixel Intermediate, LLC	(0.17)
American Soccer Company, Incorporated (SCORE)	(0.21)
Siegel Egg Co., LLC	(0.26)
Total Change in Unrealized Gain (Loss), net	$(0.93)

For the three months ended
September 30, 2024
($ in millions)
Portfolio Company
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	$0.15
WAM CR Acquisition, Inc. (Wolverine)	0.15
American Soccer Company, Incorporated (SCORE)	0.14
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)	0.08
ML Buyer, LLC (Mama Lycha Foods, LLC)	0.07
Other portfolio companies unrealized gains	0.49
Other portfolio companies unrealized (losses)	(0.38)
SGA Dental Partners Holdings, LLC	(0.06)
Innopak Industries, Inc.	(0.06)
BR PJK Produce, LLC (Keany)	(0.07)
Allentown, LLC	(0.08)
Siegel Egg Co., LLC	(0.09)
Total Change in Unrealized Gain (Loss), net	$0.34

For the nine-month periods ended September 30, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the nine months ended
September 30, 2025
($ in millions)
Portfolio Company
Lakewood Acquisition Corporation (R&B Wholesale)	$0.22
Olibre Borrower LLC (Revelyst)	0.20
Monza Purchaser, LLC (Smyth)	0.12
CI (MG) Group LLC (Mariani Premier Group)	0.12
WCHG Buyer, Inc. (Handgards)	0.12
Other portfolio companies unrealized gains	1.27
Other portfolio companies unrealized (losses)	(1.52)
Basel U.S. Acquisition Co., Inc.	(0.17)
Centerline Communications, LLC	(0.17)
Pixel Intermediate, LLC	(0.18)
American Soccer Company, Incorporated (SCORE)	(0.22)
Siegel Egg Co., LLC	(0.80)
Total Change in Unrealized Gain (Loss), net	$(1.01)

For the nine months ended
September 30, 2024
($ in millions)
Portfolio Company
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	$0.16
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	0.15
WAM CR Acquisition, Inc. (Wolverine)	0.15
Envirotech Services, LLC	0.14
MVP VIP Borrower, LLC	0.14
Other portfolio companies unrealized gains	1.51
Other portfolio companies unrealized (losses)	(0.59)
SGA Dental Partners Holdings, LLC	(0.07)
Engineered Fastener Company, LLC (EFC International)	(0.08)
Allentown, LLC	(0.08)
Universal Marine Medical Supply International, LLC (Unimed)	(0.09)
Siegel Egg Co., LLC	(0.24)
Total Change in Unrealized Gain (Loss), net	$1.10

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2025 and December 31, 2024, respectively, we did not have any borrowings outstanding under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of September 30, 2025, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $26.1 million (including investments in money market funds). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of November 5, 2025, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $21.0 million (including investments in money market funds).

Capital Contributions

During the nine months ended September 30, 2025 and 2024, we issued and sold 14,268 and 9,455 shares of our common stock related to capital called at an aggregate purchase price of $75 million and $50 million, respectively. As of November 5, 2025, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $35.5 million ($318 million or 90.0% funded).

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

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of September 30, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had an aggregate $43.0 million and $31.8 million, respectively, of unfunded commitments, including $27.6 million and $19.5 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2025, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of September 30, 2025 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(6.6)	$(0.0)	$(6.6)
Down 100 basis points	$(3.3)	$(0.0)	$(3.3)
Up 100 basis points	$3.3	$0.0	$3.3
Up 200 basis points	$6.6	$0.0	$6.6

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

There have been recent changes to United States trade policies, treaties and tariffs, and, in the future, there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the nine months ended September 30, 2025, we issued and sold 14,268 shares of common stock at an aggregate offering amount of approximately $75 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 13, 2025	$5,259	4,754	$25,000
April 30, 2025	5,252	4,760	25,000
July 31, 2025	5,259	4,754	25,000
		14,268	$75,000

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

Date: November 10, 2025

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2025

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2025

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)