Form 10-K
period 2025-12-31
Kayne DL 2021, Inc.
filed 2026-03-02
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of February 20, 2026, the registrant had 67,180 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

Documents Incorporated by Reference

Kayne DL 2021, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2025, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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

Investment Objective, Principal Strategy and Investment Structure

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”), which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.3 billion related to middle market private credit as of December 31, 2025. See “Risk Factors—Risks Relating to Our Business and Structure—We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business,” and “––Risks Relating to Our Investments – Limitations of investment due diligence expose us to investment risk.”

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

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2025:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	Light Wave Dental Management, LLC	Health care providers & services	$6.9	2.2%
2	Vitesse Systems Parent, LLC	Aerospace & defense	$6.8	2.2%
3	Engineered Fastener Company, LLC (EFC International)	Distributors	$6.8	2.2%
4	Genuine Cable Group, LLC	Distributors	$6.8	2.1%
5	WCHG Buyer, Inc. (Handgards)	Containers & packaging	$6.7	2.1%
6	CREO Group Inc. (HMS Manufacturing)	Household products	$6.6	2.1%
7	BLP Buyer, Inc. (Bishop Lifting Products)	Commercial services & supplies	$6.4	2.0%
8	BR PJK Produce, LLC (Keany)	Food products	$6.3	2.0%
9	Guided Practice Solutions: Dental, LLC (GPS)	Health care providers & services	$6.3	2.0%
10	Olibre Borrower LLC (Revelyst)	Leisure products	$6.2	1.9%
			$65.8	20.8%

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments. As of December 31, 2025, all of the Company’s debt investments were qualifying investments.

Market Opportunity

We believe that our investments represent attractive opportunities as these investments (i) generate what we believe are attractive yields (based on our Advisor’s assessment of the relative risk profile of these investments), (ii) make interest payments to us and (iii) typically rank ahead of other debt instruments in the borrower’s capital structure (100.0% of our portfolio consisted of first lien senior secured loans as of December 31, 2025), as described above in “—Investment Objective, Principal Strategy and Investment Structures”.

Long-Term Demand Drivers in the U.S. Middle Market

We expect that a number of factors will continue to drive strong demand for middle market senior credit, both by private equity owned and non-private equity owned companies, for the foreseeable future, including: (i) the sheer scale of the U.S. middle market and (ii) a significant amount of un-invested middle market private equity capital.

The universe of U.S. middle market companies (as defined by the National Center for the Middle Market and including all businesses with revenues from $10.0 million to $1.0 billion) consists of nearly 200,000 potential borrowers, a substantial portion of which we believe will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. Together, these businesses represent approximately one-third of the U.S. private sector gross domestic product (“GDP”) making them equivalent to the size of the fifth largest economy in the world on a standalone basis. (Source: National Center for The Middle Market’s Mid-Year 2025 Middle Market Indicator).

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

Middle Market Attractiveness

We intend to have nearly all of our debt investments in private middle market companies. We believe that lending to middle-market companies (particularly in senior-focused portions of the capital structure) presents a compelling investment opportunity.

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

Competitive Strengths

Our Advisor utilizes KAPC’s direct lending platform to pursue investment opportunities. The leadership team of KAPC has invested in this market across multiple platforms (e.g., not only as part of KAPC) and economic cycles, working directly together as a team for the better part of three decades. This experience over multiple decades allows KAPC to focus on transactions in markets where it has substantial experience and where it can bring its expertise in negotiating and structuring investments. Other specific competitive strengths of KAPC which inure to our benefit include:

Leading U.S. Core Middle Market Debt Platform. We have benefited and expect to continue to benefit from our relationship with KAPC’s large direct lending platform through our Advisor. Since its inception through December 31, 2025, KAPC has deployed nearly $14.8 billion of capital across 483 investments in 230 portfolio companies. Our Advisor (or an affiliate thereof) has been lead agent or co-agent in approximately 76% of investments since the inception of KAPC.

Experienced Credit Investors with Long Track Record. Core middle market direct lending is led by Ken Leonard (Co-CEO of the Company), Doug Goodwillie (Co-CEO of the Company) and Andy Marek (Managing Partner of KAPC), who have a combined 90+ years of lending experience, having collectively completed transactions representing over $19.3 billion in underwritten middle market loan commitments across multiple credit cycles since 2000. These three individuals are primarily responsible for the day-to-day operations of KAPC and have worked together directly since 2002 while Ken Leonard and Andy Marek have worked together since the late 1980’s. Ken Leonard and Doug Goodwillie are primarily responsible for our day-to-day operations.

The Advisor’s investment committee consists of four members (Terry Quinn, Paul Blank, Doug Goodwillie and Ken Leonard) with average experience in credit investing in excess of 30 years. The Advisor’s investment committee has overall responsibility for evaluating and unanimously approving the Company’s investments and portfolio allocations, subject to the oversight of our Board.

Sourcing Advantage and Well-Established Direct Relationship Model. We believe that KAPC’s relationship-based sourcing model provides strong access to proprietary transaction flow, allowing us to be highly selective in the transactions that we pursue. For the period 2021 through December 31, 2025, approximately 64% of opportunities sourced by our Advisor and 89% of opportunities executed by our Advisor were done so without the presence of a financial intermediary, a fact pattern placing specific emphasis on long-term relationships, reputation and certainty of execution with transaction counterparties. Importantly, we believe (based on KAPC’s experience) that our existing portfolio will continue to be an engine of new investment opportunities and will support investment flows even when broader M&A markets may have slowed.

We believe that our direct sourcing model creates repeat business and sticky relationships. Under this model, since inception, (i) greater than 90% of KAPC’s investments are in companies sponsored by private equity firms (approximately 99% of the Company’s investments as of December 31, 2025), (ii) approximately 61% of KAPC’s investments were made with repeat private equity sponsors and (iii) over 120 private equity sponsors have partnered with KAPC to provide debt financing to their portfolio companies.

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

As of December 31, 2025, investment vehicles managed or advised by Kayne Anderson had approximately $40 billion in assets under management (“AUM”) for institutional investors, family offices, high net worth and retail clients. Kayne Anderson has approximately 350 professionals located across five offices across the U.S. The firm has approximately 150 investment professionals, approximately 35 of whom are dedicated to credit investing.

Kayne Anderson Private Credit

KAPC is Kayne Anderson’s line of business focused on private credit that operates various fund vehicles targeting middle market first lien senior secured, unitranche, and split-lien loans. KAPC was established in 2011 and manages (indirectly through affiliates) AUM of approximately $7.3 billion related to middle market private credit as of December 31, 2025.

KAPC’s integrated and scaled platform combines direct loan origination, strong fundamental credit analysis and relative-value perspective.

The Advisor – KA Credit Advisors II, LLC

Our investment activities are managed by our Advisor, an indirect controlled subsidiary of Kayne Anderson, and the Advisor operates within KAPC’s line of business. The Advisor is an investment advisor registered with the SEC under the Advisers Act pursuant to the Investment Advisory Agreement. In accordance with the Advisors Act, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC. While we do not have any employees, the Advisor and its affiliates have a team of approximately 35 investment professionals who are primarily focused on credit investments. The investment team is supported by a team of finance, legal, compliance, operations and administrative professionals.

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

We make investments alongside certain entities and accounts advised by our Advisor and its affiliates. Under the 1940 Act, we are prohibited from knowingly participating in certain joint transactions with our affiliates without the prior approval of the independent directors and, in some cases, prior approval by the SEC. However, we generally make investments alongside affiliated entities and accounts pursuant to exemptive relief granted by the SEC to us, our Advisor, and certain of our affiliates. Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable. See “Risk Factors — Risks Relating to Our Business and Structure — We generally may make investments that could give rise to a conflict of interest and our ability to enter into transactions with our affiliates will be restricted.”

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

As of February 20, 2026, we had entered into subscription agreements with investors for an aggregate capital commitment of $353.5 million to purchase shares of common stock ($35.5 million is undrawn).

We conducted the following private offerings of our common stock associated with these subscription agreements during the year ended December 31, 2025.

Capital call notice date	Common stock issue date	Common stock shares issued	Aggregate offering amount ($ in millions)
January 30, 2025	February 13, 2025	4,754	$25.0
April 15, 2025	April 30, 2025	4,760	25.0
July 31, 2025	August 13, 2025	4,754	25.0
Total common stock issued		14,268	$75.0

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

Investment Advisory Agreement

On February 12, 2026, our Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2027. Pursuant to the Investment Advisory Agreement, we pay our Advisor a fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice.

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

Administration Agreement

On December 16, 2021, we entered into an administration agreement the (“Administration Agreement”) with our Advisor, which serves as our administrator (the “Administrator”) and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to) accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to our stockholders and filed with the SEC. On February 12, 2026, the Board approved an additional one-year term of the Administration Agreement through March 15, 2027.

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

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain other investment vehicles managed by our Advisor and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets be “qualifying assets”. Qualifying assets generally include securities of “eligible portfolio companies,” cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include (1) private domestic operating companies, (2) public domestic operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (3) public domestic operating companies having a market capitalization of less than $250 million. The Fund may also invest up to 30% of its portfolio in non-qualifying assets. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. We may offer, and provide upon request, significant managerial assistance to eligible portfolio companies. Offering and providing upon request significant managerial assistance means, among other things, any arrangement whereby we, through our trustees, officers or employees, offer to provide and, if accepted, do so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of an issuer through monitoring of issuer operations, selective participation in board and management meetings, consulting with and advising an issuer’s or other organizational or financial guidance. Our Advisor has a limited operating history under these conditions, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

Further downgrades of the U.S. credit rating, impending automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in July 2025, ratings agencies have lowered, and threatened to lower the long-term sovereign credit rating on the United States.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the U.S. Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We do not have any internal management capacity or employees. We depend upon Kayne Anderson’s key personnel for our future success and upon their access to certain individuals and investment opportunities to execute on our investment objective. In particular, we depend on the diligence, skill and network of business contacts of our portfolio managers, who evaluate, negotiate, structure, close and monitor our investments. These individuals manage a number of investment vehicles on behalf of Kayne Anderson and, as a result, do not devote all of their time to managing us, which could negatively impact our performance. Conflicts of interest are expected to arise in allocating management time, services or functions. The ability to access professionals and resources within Kayne Anderson for our benefit is expected to be limited at times. Furthermore, these individuals do not have long-term employment contracts with Kayne Anderson, although they do have equity interests and other financial incentives to remain with Kayne Anderson. We also depend on the senior management of Kayne Anderson. The departure of any of our portfolio managers or the senior management of Kayne Anderson could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisor will remain our investment advisor or that we will continue to have access to Kayne Anderson’s industry contacts and deal flow. Furthermore, if the Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Beginning in 2024, competition for the types of investments we make has driven interest rate spreads lower on our investments and has increased pressure from portfolio companies to pay interest in-kind instead of in cash. With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. Although our Advisor allocates opportunities in accordance with its allocation policy, allocations to other accounts managed or sponsored by our Advisor or its affiliates reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders.

The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

We will be subject to corporate-level income tax if we are unable to continue to qualify as a RIC.

We have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. In order to qualify, and maintain qualification, as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, and 90% of our net tax-exempt interest income, if any, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to continue to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because a significant portion of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to preserve our status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

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

We intend to further borrow under credit facilities and, may issue preferred stock in the future (although we do not anticipate issuing preferred stock in the next 12 months), which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur.

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

Turmoil such as that experienced by the U.S. and global financial markets as a result of the COVID-19 pandemic, and such as that which markets endured during the global financial crisis of 2008, illustrates the risk that the financial markets can experience uncertainty, volatility and instability, potentially for protracted periods of time. Lending and the global credit markets have experienced substantial volatility, disruption, liquidity shortages and to some extent financial instability. Global financial markets have experienced considerable and prolonged declines in the valuations of equity and debt securities and periodic acute contraction in the availability of credit. There can be no assurances that conditions in the global financial markets will not worsen and/or adversely affect one or more of our investments (including with respect to performing under or refinancing their existing obligations), our access to capital or leverage, our ability to effectively deploy our capital or realize investments on favorable terms or our overall performance.

The success of the our activities will be affected by the continued economic volatility as well as general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in applicable laws and regulations (including laws relating to taxation of the our investments), trade barriers, consumer spending patterns, currency exchange controls, continued technology disruption, tax reform or other significant policy changes as well as national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts, security operations or public health considerations). In particular, conditions in the credit markets may have a significant impact on our business.

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

In an effort to control inflation, the U.S. Federal Reserve Board (the “Fed”) has sharply raised interest rates in recent years. Other central banks globally have implemented similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions). Although recently both the Fed and other central banks globally have begun lowering rates, there is no certainty that further reductions will occur. There is no assurance that the actions being taken by the Fed will improve the outlook for long-term inflation or whether they might result in a recession. A recession could lead to declined employment, global demand destruction and/or business failures, which may result in a decline in the value of our portfolio. In addition, increased interest rates could increase our cost of borrowing and reduce the return on leverage to common stockholders.

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

The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. Therefore, the frequency at which prepayments (including voluntary prepayments by borrowers and liquidations due to defaults and insolvency) occur in respect of our investments can adversely impact us and prepayment rates cannot be predicted with certainty, making it impossible to insulate us from prepayment or other such risks. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. Early prepayments give rise to increased reinvestment risk, including, for example, that when the prevailing level of interest rates falls, we could be unable to reinvest cash in a new investment with an expected rate of return at least equal to that of the investment prepaid. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

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

For example, ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, have caused and could continue to cause significant market disruptions and volatility within the markets in Russia, Europe, the Middle East and the United States. In addition, the current political climate has intensified concerns about trade tariffs and a potential trade war between the United States and certain foreign countries, including China, Mexico and Canada, among others. These consequences may trigger a significant reduction in international trade, shortages or oversupply of certain manufactured goods, substantial price increases or decreases of goods, inflationary pressures, and possible failure of individual companies and/or large segments of the foreign export industry with a potentially negative impact on the value of our investments.

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

A pandemic or global health crisis can be expected to also pose enhanced operational risks. For example, the employees of our Advisor could become sick or otherwise unable to perform their duties for an extended period and extended public health restrictions and remote working arrangements can be expected to impact employee morale, integration of new employees and preservation of Kayne Anderson’s culture. Remote working environments could also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.

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

As of February 20, 2026, we had 4 holders of record of our common stock.

Distributions

The following table reflects the distributions declared and payable for the year ended December 31, 2025 and 2024 (dollars in thousands, except per share amounts).

Date Declared	Record Date	Payment Date	Dividend per Share	Total Dividend
February 19, 2025	March 31, 2025	April 15, 2025	$132.00	$7,494
May 1, 2025	June 30, 2025	July 16, 2025	118.00	7,285
August 5, 2025	September 30, 2025	October 16, 2025	125.00	8,338
November 4, 2025	December 31, 2025	January 16, 2026	128.00	8,568
			$503.00	$31,685

Date Declared	Record Date	Payment Date	Dividend per Share	Total Dividend
March 6, 2024	March 29, 2024	April 17, 2024	$136.00	$5,560
May 8, 2024	June 28, 2024	July 15, 2024	137.00	5,745
August 7, 2024	September 30, 2024	October 15, 2024	165.00	7,729
November 6, 2024	December 31, 2024	January 15, 2025	139.00	7,202
			$577.00	$26,236

Dividend Reinvestment Plan

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to our dividend reinvestment plan during the year ended December 31, 2025 and 2024 (dollars in thousands, except per share amounts).

Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
December 31, 2024	January 15, 2025	203	$1,070
March 31, 2025	April 15, 2025	212	1,114
June 30, 2025	July 16, 2025	206	1,083
September 30, 2025	October 16, 2025	236	1,239
		857	$4,506

Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
December 29, 2023	January 16, 2024	883	$4,616
March 29, 2024	April 17, 2024	1,047	5,509
June 28, 2024	July 15, 2024	162	854
September 30, 2024	October 15, 2024	218	1,149
		2,310	$12,128

For the dividend declared on November 4, 2025 with a record date of December 31, 2025 and paid on January 16, 2026, there were 243 shares issued with a DRIP value of $1,273. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2025.

All of the dividends declared during the year ended December 31, 2025 and 2024 were derived from ordinary income, determined on a tax basis.

Recent Sales of Unregistered Securities

As set forth in the table below (dollars in thousands, except per share amounts), during the year ended December 31, 2025, we issued and sold 14,268 shares of common stock at an aggregate offering amount of $75,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 13, 2025	$5,259	4,754	$25,000
April 30, 2025	$5,252	4,760	25,000
August 13, 2025	$5,259	4,754	25,000
Total common stock issued		14,268	$75,000

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.3 billion related to middle market private credit as of December 31, 2025.

Recent Developments

On January 16, 2026, we paid a dividend of $128 per share to each common stockholder of record as of December 31, 2025. The total dividend was $8.6 million and, of this amount, $1.3 million was reinvested into the Company through the issuance of 243 shares of common stock.

On February 12, 2026, our Board of Directors declared a dividend to common stockholders in the amount of $115 per share. The dividend of $115 per share will be paid on April 16, 2026 to stockholders of record as of the close of business on March 31, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

On February 20, 2026, we renewed the Subscription Credit Facility for a one-year term maturing on February 19, 2027.

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

As of December 31, 2025, we had investments in 83 portfolio companies with an aggregate fair value of approximately $317.4 million, and unfunded commitments to these portfolio companies of $40.9 million, and our portfolio consisted of 100% first lien senior secured loans. As of December 31, 2025, the weighted average remaining term of our debt investments was 3.5 years based on principal amount.

As of December 31, 2025, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

Private middle market loans	10.2%	10.3%	10.1%	10.2%

As of December 31, 2025, our portfolio was invested across 23 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of December 31, 2025 were Distributors, Health Care Providers & Services, Commercial Services & Supplies and Food Products, which represented, as a percentage of our portfolio of long-term investments, 14.6%, 14.0%, 11.6% and 10.9%, respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of December 31, 2025, our average position size based on commitment (at the portfolio company level) was $4.3 million.

As of December 31, 2025, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $52.2 million and $40.5 million, respectively, based on fair value1.

As of December 31, 2025, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 43.0%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

[1]	Excludes investments on watch list, which represent 2.6% of the total fair value of debt investments as of December 31, 2025.

As of December 31, 2025, we had one debt investment on non-accrual status, which represented 0.6% and 1.0% of total debt investments at fair value and cost, respectively.

As of December 31, 2025, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was of 4.5x and 2.4x, respectively, based on fair value1.

As of December 31, 2025, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2025:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	Light Wave Dental Management, LLC	Health care providers & services	$6.9	2.2%
2	Vitesse Systems Parent, LLC	Aerospace & defense	$6.8	2.2%
3	Engineered Fastener Company, LLC (EFC International)	Distributors	$6.8	2.2%
4	Genuine Cable Group, LLC	Distributors	$6.8	2.1%
5	WCHG Buyer, Inc. (Handgards)	Containers & packaging	$6.7	2.1%
6	CREO Group Inc. (HMS Manufacturing)	Household products	$6.6	2.1%
7	BLP Buyer, Inc. (Bishop Lifting Products)	Commercial services & supplies	$6.4	2.0%
8	BR PJK Produce, LLC (Keany)	Food products	$6.3	2.0%
9	Guided Practice Solutions: Dental, LLC (GPS)	Health care providers & services	$6.3	2.0%
10	Olibre Borrower LLC (Revelyst)	Leisure products	$6.2	1.9%
			$65.8	20.8%

[1]	Excludes investments on watch list, which represent 2.6% of the total fair value of debt investments as of December 31, 2025.

Our investment activity for the years ended December 31, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	For the years ended December 31,
	2025 ($ in millions)	2024 ($ in millions)

New investments:
Gross new investments commitments	$117.5	$132.6
Less: investment commitments sold down, exited or repaid(1)	(51.2)	(40.5)
Net investment commitments	$66.3	$92.1

Principal amount of investments funded:
Private credit investments	$111.7	$124.5
Liquid credit investments	-	-
Total principal amount of investments funded	$111.7	$124.5

Principal amount of investments sold / repaid:
Private credit investments	$(54.5)	$(40.1)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	$(54.5)	$(40.1)

Number of new investment commitments	39	51
Average new investment commitment amount	$3.0	$2.6
Weighted average maturity for new investment commitments(2)	4.4 years	4.3 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(3)	9.2%	10.2%
Weighted average interest rate on investment sold or paid down(4)	9.8%	10.1%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(3)	Based on the rate in effect at December 31st of each year per our Consolidated Schedule of Investments for new commitments entered into during the year.

(4)	Based on the underlying rate if still held at December 31st of each year. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of December 31, 2025 and December 31, 2024.

As of December 31, 2025				As of December 31, 2024
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$8.1	2.6%	3	3.6%	$5.8	2.2%	2	2.9%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Distributors	14.6%	20.9%
Health care providers & services	14.0%	12.3%
Commercial services & supplies	11.6%	13.1%
Food products	10.9%	12.2%
Containers & packaging	8.1%	7.2%
Machinery	6.9%	2.8%
Professional services	6.5%	4.1%
Aerospace & defense	3.5%	6.0%
Chemicals	3.3%	-%
Leisure products	3.2%	4.2%
Building products	2.3%	2.0%
Household products	2.1%	-%
Automobile components	1.9%	3.9%
IT services	1.6%	1.8%
Diversified consumer services	1.6%	-%
Household durables	1.4%	-%
Biotechnology	1.4%	1.7%
Wireless telecommunication services	1.2%	1.3%
Health care equipment & supplies	0.9%	0.6%
Diversified telecommunication services	0.8%	1.0%
Textiles, apparel & luxury goods	0.8%	1.0%
Personal care products	0.8%	3.0%
Insurance	0.6%	0.9%
	100.0%	100.0%

Results of Operations

The comparison for the years ended December 31, 2024 and 2023 can be found in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2024.

For the years ended December 31, 2025 and 2024, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the years ended December 31, 2025 and 2024.

	For the years ended December 31,
	2025	2024
	($ in millions)	($ in millions)
Total investment income	$35.28	$28.69
Less: Net expenses	(3.56)	(2.78)
Net investment income	31.72	25.91
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	(1.91)	1.12
Net increase (decrease) in net assets resulting from operations	$29.81	$27.03

Investment Income

Investment income for the years ended December 31, 2025 and 2024 totaled $35.3 million and $28.7 million, respectively, and consisted primarily of interest income on our debt investments. For the year ended December 31, 2025 and 2024, we had $0.8 million and $0.2 million, respectively, of PIK interest included in interest income. As of December 31, 2025, we had one debt investment on non-accrual status. As of December 31, 2024, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the years ended December 31, 2025 and 2024, were as follows:

	For the years ended December 31,
	2025	2024
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.16	$0.17
Management fees	2.33	1.67
Other operating expenses	0.91	0.78
Directors fees	0.16	0.16
Total expenses	$3.56	$2.78

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the years ended December 31,
	2025	2024
	($ in millions)	($ in millions)
Unrealized gains on investments	$1.81	$2.72
Unrealized (losses) on investments	(3.72)	(1.60)
Net change in unrealized gains (losses) on investments	$(1.91)	$1.12

For the years ended December 31, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the year ended
December 31, 2025
($ in millions)
Portfolio Company
Lakewood Acquisition Corporation (R&B Wholesale)	$0.17
TL Atlas Merger Sub Corp. (Zep)	0.14
Integrated Dermatology LLC	0.13
CI (MG) Group LLC (Mariani Premier Group)	0.13
Olibre Borrower LLC (Revelyst)	0.12
Other portfolio companies unrealized gains	1.12
Other portfolio companies unrealized (losses)	(2.05)
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	(0.17)
Basel U.S. Acquisition Co., Inc.	(0.17)
Pixel Intermediate, LLC	(0.18)
American Soccer Company, Incorporated (SCORE)	(0.35)
Siegel Egg Co., LLC	(0.80)
Total Change in Unrealized Gain (Loss), net	$(1.91)

For the year ended
December 31, 2024
($ in millions)
Portfolio Company
Pixel Intermediate, LLC	$0.18
WAM CR Acquisition, Inc. (Wolverine)	0.17
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	0.17
MVP VIP Borrower, LLC	0.14
Envirotech Services, LLC	0.13
Other portfolio companies unrealized gains	1.93
Other portfolio companies unrealized (losses)	(0.98)
Carton Packaging Buyer, Inc. (Century Box)	(0.08)
Engineered Fastener Company, LLC (EFC International)	(0.09)
Universal Marine Medical Supply International, LLC (Unimed)	(0.09)
EIS Legacy, LLC	(0.12)
Siegel Egg Co., LLC	(0.24)
Total Change in Unrealized Gain (Loss), net	$1.12

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of December 31, 2025 and 2024, respectively, we did not have any borrowings outstanding under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of December 31, 2025, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $37.2 million (including investments in money market funds, but excluding deposits for investments). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of February 20, 2026, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $39.6 million (including investments in money market funds).

Capital Contributions

During the years ended December 31, 2025 and 2024, we issued and sold 14,268, and 14,209 shares of our common stock, respectively, related to capital called at an aggregate purchase price of $75.0 million and $75.0 million, respectively. As of February 20, 2026, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $35.5 million ($318.0 million or 90.0% funded).

Credit Facility

Subscription Credit Facility. We are party to a senior secured revolving credit facility (the “Subscription Credit Facility”) that has a total commitment of $25 million and a maturity date of February 19, 2027.  The Subscription Credit Facility permits us to borrow up to $25 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of December 31, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, we had an aggregate $40.9 million and $31.8 million, respectively, of unfunded commitments, including $27.4 million and $19.5 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report. See Note 2 to our consolidated financial statements for the years ended December 31, 2025 and 2024, for more information on our critical accounting policies.

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

Related Party Transactions

Investment Advisory Agreement. On December 16, 2021, we entered into the Investment Advisory Agreement with our Advisor. On February 12, 2026, the Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2027. Our Advisor serves as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of a management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

For services rendered under the Investment Advisory Agreement, we pay a management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

Administration Agreement. On December 16, 2021, we entered into an Administration Agreement with our Advisor, which serves as our Administrator, pursuant to which the Administrator furnishes us with administrative services necessary to conduct our day-to-day operations. On February 12, 2026, the Board approved an additional one-year term of the Administration Agreement through March 15, 2027.

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

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Advisor, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of December 31, 2025 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(6.3)	$-	$(6.3)
Down 100 basis points	$(3.2)	$-	$(3.2)
Up 100 basis points	$3.2	$-	$3.2
Up 200 basis points	$6.3	$-	$6.3

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kayne DL 2021, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Kayne DL 2021, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian and transfer agent. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 2, 2026

We have served as the auditor of one or more investment companies in Kayne Anderson Funds Family since 2004.

Kayne DL 2021, Inc.

Consolidated Statement of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $314,856 and $257,420)	$317,355	$261,833
Investments in money market funds (amortized cost of $34,361 and $13,440)	34,361	13,440
Cash	2,877	2,899
Deposits for investments	2,384	-
Receivable for principal payments on investments	19	71
Interest receivable	2,618	2,070
Prepaid expenses and other assets	58	115
Total Assets	$359,672	$280,428

Liabilities:
Unamortized Subscription Credit Facility issuance costs	$-	$(12)
Distributions payable	8,568	7,202
Management fee payable	612	481
Accrued expenses and other liabilities	389	284
Total Liabilities	$9,569	$7,955

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 66,937 and 51,812 as of December 31, 2025 and December 31, 2024, respectively, issued and outstanding	$-	$-
Additional paid-in capital	347,749	268,243
Total distributable earnings (deficit)	2,354	4,230
Total Net Assets	$350,103	$272,473
Total Liabilities and Net Assets	$359,672	$280,428
Net Asset Value Per Common Share	$5,230	$5,259

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Operations

(amounts in 000’s, except share and per share amounts)

	For the years ended December 31,
	2025	2024	2023
Income:
Investment income from investments:
Interest income	$33,921	$28,031	$17,404
Payment-in-kind interest income	787	158	-
Dividend income	578	501	342
Total Investment Income	35,286	28,690	17,746

Expenses:
Interest expense	162	173	214
Management fees	2,325	1,673	1,051
Professional fees	413	350	359
Directors fees	163	159	147
Excise tax	-	-	14
Other general and administrative expenses	500	428	368
Total Expenses	3,563	2,783	2,153
Net Investment Income (Loss)	31,723	25,907	15,593

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-	-
Total net realized gains (losses)	-	-	-
Net change in unrealized gains (losses):
Investments	(1,914)	1,123	1,061
Total net change in unrealized gains (losses)	(1,914)	1,123	1,061
Total realized and unrealized gains (losses)	(1,914)	1,123	1,061

Net Increase in Net Assets Resulting from Operations	$29,809	$27,030	$16,654

Per Common Share Data:
Basic and diluted net investment income per common share	$515	$583	$561
Basic and diluted net increase in net assets resulting from operations	$484	$609	$600
Weighted Average Common Shares Outstanding - Basic and Diluted	61,543	44,402	27,779

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Changes in Net Assets

(amounts in 000’s)

	For the years ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$31,723	$25,907	$15,593
Net realized gains (losses) on investments	-	-	-
Net change in unrealized gains (losses) on investments	(1,914)	1,123	1,061
Net Increase in Net Assets Resulting from Operations	29,809	27,030	16,654

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(31,685)	(26,236)	(15,329)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(31,685)	(26,236)	(15,329)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	75,000	75,000	65,000
Reinvestment of dividends	4,506	12,128	12,318
Net Increase in Net Assets Resulting from Capital Share Transactions	79,506	87,128	77,318
Total Increase in Net Assets	77,630	87,922	78,643
Net Assets, Beginning of Period	272,473	184,551	105,908
Net Assets, End of Period	$350,103	$272,473	$184,551

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statement of Cash Flows

(amounts in 000’s)

	For the years ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$29,809	$27,030	$16,654
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	1,914	(1,123)	(1,061)
Net accretion of discount on investments	(2,199)	(1,667)	(1,073)
Sales (purchases) of investments in money market funds, net	(20,921)	(8,725)	(4,715)
Purchases of portfolio investments	(108,925)	(121,494)	(88,027)
Proceeds from sales of investments and principal repayments	54,452	40,135	19,947
Paid-in-kind interest from portfolio investments	(787)	(158)	-
Amortization of deferred financing cost	53	77	85
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in deposits for investments	(2,384)	-	-
(Increase)/decrease in interest and dividends receivable	(525)	(507)	(591)
(Increase)/decrease in receivable for principal payments on investments	52	(58)	9
(Increase)/decrease in prepaid expenses and other assets	57	-	(14)
Increase/(decrease) in payable for investments purchased	-	-	(137)
Increase/(decrease) in management fees payable	131	175	150
Increase/(decrease) in excise tax payable	-	(14)	14
Increase/(decrease) in accrued other general and administrative expenses	105	(16)	(138)
Net cash used in operating activities	(49,168)	(66,345)	(58,897)
Cash Flows from Financing Activities:
Borrowings/(payments) on subscription credit facility, net	-	-	(750)
Payments of debt issuance costs	(41)	(78)	(61)
Dividends paid in cash	(25,813)	(11,565)	(120)
Proceeds from issuance of common shares	75,000	75,000	65,000
Net cash provided by financing activities	49,146	63,357	64,069
Net increase (decrease) in cash	(22)	(2,988)	5,172
Cash, beginning of period	2,899	5,887	715
Cash, end of period	$2,877	$2,899	$5,887

Supplemental and Non-Cash Information:
Interest paid during the period	$109	$96	$128
Non-cash financing activities not included herein consisted of reinvestment of dividends	$4,506	$12,128	$12,318

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & defense
Fastener Distribution Holdings, LLC		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	11/4/2031	$3,756	$3,726	$3,792	1.1%
		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	11/4/2031	545	545	551	0.1%
Vitesse Systems Parent, LLC		First lien senior secured loan	10.93%	7.26%	-	SOFR(M)	12/22/2028	5,838	5,740	5,808	1.7%
		First lien senior secured revolving loan	10.96%	7.26%	-	SOFR(Q)	12/22/2028	1,043	1,027	1,038	0.3%
								11,182	11,038	11,189	3.2%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	9.84%	6.00%	-	SOFR(M)	7/22/2027	1,010	1,002	994	0.3%
		First lien senior secured delayed draw loan	9.84%	6.00%	-	SOFR(M)	7/22/2027	110	110	109	0.0%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.09%	6.25%	-	SOFR(Q)	7/23/2029	5,028	4,950	5,078	1.5%
								6,148	6,062	6,181	1.8%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	10.83%	7.10%	-	SOFR(M)	12/21/2028	293	293	293	0.1%
		First lien senior secured revolving loan	10.83%	7.10%	-	SOFR(M)	12/21/2028	116	107	116	0.0%
		First lien senior secured loan	10.97%	7.15%	-	SOFR(Q)	12/21/2028	3,986	3,906	3,986	1.1%
								4,395	4,306	4,395	1.2%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	8.84%	5.00%	-	SOFR(Q)	11/19/2029	1,588	1,543	1,571	0.5%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/19/2029	430	425	425	0.1%
		First lien senior secured revolving loan	8.84%	5.00%	-	SOFR(Q)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	11/19/2029	595	595	589	0.2%
		First lien senior secured delayed draw loan	8.84%	5.00%	-	SOFR(Q)	11/19/2029	1,186	1,166	1,174	0.3%
		First lien senior secured delayed draw loan	8.84%	5.00%	-	SOFR(Q)	11/19/2029	-	-	-	0.0%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	7/15/2029	3,366	3,310	3,366	1.0%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(M)	7/15/2029	72	60	72	0.0%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(M)	7/15/2029	-	-	-	0.0%
								7,237	7,099	7,197	2.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Chemicals
Gage CR Acquisition, LLC		First lien senior secured loan	8.92%	5.25%	-	SOFR(Q)	10/1/2030	4,539	4,459	4,539	1.3%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	10/1/2030	-	-	-	0.0%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	6/30/2031	5,881	5,819	5,955	1.7%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(Q)	6/30/2031	-	-	-	0.0%
								10,420	10,278	10,494	3.0%
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.		First lien senior secured loan	10.24%	6.40%	-	SOFR(Q)	12/31/2028	3,000	2,967	3,000	0.9%
AeriTek Global Holdings LLC		First lien senior secured loan	10.32%	6.50%	-	SOFR(Q)	8/27/2030	2,065	2,036	2,065	0.6%
		First lien senior secured delayed draw loan	10.32%	6.50%	-	SOFR(Q)	8/27/2030	85	82	85	0.0%
Allentown, LLC		First lien senior secured loan	10.97%	6.15%	1.00%	SOFR(Q)	4/22/2027	2,253	2,234	2,190	0.6%
		First lien senior secured delayed draw loan	10.97%	6.15%	1.00%	SOFR(Q)	4/22/2027	407	402	396	0.1%
		First lien senior secured revolving loan	12.75%	5.00%	1.00%	PRIME	4/22/2027	31	29	30	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.20%	6.00%	-	SOFR(S)	5/5/2028	128	128	128	0.1%
		First lien senior secured loan	10.01%	6.00%	-	SOFR(S)	5/5/2028	487	483	487	0.1%
		First lien senior secured delayed draw loan	10.20%	6.00%	-	SOFR(S)	5/5/2028	4,011	3,947	4,011	1.2%
		First lien senior secured delayed draw loan	10.20%	6.00%	-	SOFR(S)	5/5/2028	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.20%	6.00%	-	SOFR(S)	5/5/2028	-	-	-	0.0%
		First lien senior secured revolving loan	10.49%	6.28%	-	SOFR(S)	5/5/2028	-	-	-	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.90%	6.00%	-	SOFR(Q)	5/1/2030	3,909	3,839	3,909	1.1%
		First lien senior secured revolving loan	9.90%	6.00%	-	SOFR(Q)	5/1/2030	671	640	671	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	4,859	4,795	4,859	1.4%
		First lien senior secured loan	10.29%	6.25%	-	SOFR(S)	12/22/2029	96	94	96	0.0%
		First lien senior secured loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	106	105	106	0.0%
		First lien senior secured loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	228	225	228	0.1%
		First lien senior secured delayed draw loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	595	586	595	0.2%
		First lien senior secured revolving loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	524	514	524	0.2%
Connect America.Com, LLC		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	10/11/2029	4,870	4,812	4,773	1.4%
Diverzify Intermediate LLC		First lien senior secured loan	9.74%	6.01%	-	SOFR(Q)	5/11/2027	1,535	1,513	1,497	0.4%
		First lien senior secured delayed draw loan	9.74%	6.01%	-	SOFR(Q)	5/11/2027	-	-	-	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.22%	5.50%	-	SOFR(M)	12/18/2029	3,244	3,174	3,277	0.9%
		First lien senior secured delayed draw loan	9.22%	5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	9.22%	5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
Tapco Buyer LLC		First lien senior secured loan	8.22%	4.50%	-	SOFR(M)	11/15/2030	2,074	2,048	2,095	0.6%
		First lien senior secured loan	8.23%	4.50%	-	SOFR(M)	11/15/2030	470	465	475	0.1%
		First lien senior secured delayed draw loan	8.22%	4.50%	-	SOFR(M)	11/15/2030	1,430	1,397	1,444	0.4%
		First lien senior secured revolving loan	8.22%	4.50%	-	SOFR(M)	11/15/2030	-	-	-	0.0%
								37,078	36,515	36,941	10.6%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.09%	6.25%	-	SOFR(Q)	10/30/2028	5,336	5,247	5,282	1.5%
		First lien senior secured revolving loan	10.09%	6.25%	-	SOFR(M)	10/30/2028	192	183	190	0.1%
Drew Foam Companies Inc.		First lien senior secured loan	10.02%	6.15%	-	SOFR(Q)	12/5/2026	2,801	2,794	2,801	0.8%
		First lien senior secured loan	10.02%	6.15%	-	SOFR(Q)	12/5/2026	-	-	-	0.0%
FCA, LLC		First lien senior secured loan	9.21%	5.00%	-	SOFR(S)	7/18/2028	2,012	1,999	2,012	0.6%
		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/18/2028	124	122	125	0.0%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	2/28/2030	4,613	4,535	4,613	1.3%
		First lien senior secured delayed draw loan	9.35%	5.50%	-	SOFR(Q)	2/28/2030	922	906	922	0.3%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	2/28/2030	216	192	216	0.1%
The Robinette Company		First lien senior secured loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	2,164	2,132	2,186	0.6%
		First lien senior secured revolving loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	516	503	521	0.1%
		First lien senior secured delayed draw loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.47%	4.75%	-	SOFR(M)	4/10/2031	6,736	6,673	6,736	1.9%
								25,632	25,286	25,604	7.3%

Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(Q)	6/29/2028	4,788	4,724	4,788	1.4%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(Q)	6/29/2028	362	357	362	0.1%
								5,150	5,081	5,150	1.5%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	8.57%	4.90%	-	SOFR(Q)	7/31/2027	2,564	2,549	2,564	0.7%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	4,640	4,596	4,640	1.3%
		First lien senior secured loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	714	704	714	0.2%
		First lien senior secured delayed draw loan	10.38%	6.40%	-	SOFR(Q)	12/14/2027	726	713	727	0.2%
		First lien senior secured delayed draw loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	224	224	224	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.08%	5.00%	-	SOFR(S)	2/26/2030	2,604	2,555	2,630	0.8%
		First lien senior secured delayed draw loan	9.06%	5.00%	-	SOFR(S)	2/26/2030	1,585	1,557	1,601	0.5%
		First lien senior secured revolving loan	9.06%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	10.10%	6.26%	-	SOFR(Q)	8/31/2028	1,836	1,809	1,836	0.5%
		First lien senior secured delayed draw loan	10.13%	6.26%	-	SOFR(Q)	8/31/2028	753	746	753	0.2%
		First lien senior secured revolving loan	10.13%	6.26%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	10.82%	7.10%	-	SOFR(M)	9/29/2028	1,695	1,679	1,695	0.5%
		First lien senior secured delayed draw loan	10.83%	7.10%	-	SOFR(M)	9/29/2028	143	143	143	0.0%
		First lien senior secured revolving loan	10.82%	7.10%	-	SOFR(M)	9/29/2028	231	225	231	0.1%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	3,813	3,763	3,775	1.1%
		First lien senior secured loan	9.77%	6.10%	-	SOFR(Q)	10/3/2028	96	95	96	0.0%
		First lien senior secured loan	9.02%	5.35%	-	SOFR(Q)	10/3/2028	118	114	115	0.0%
		First lien senior secured delayed draw loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	566	560	561	0.2%
		First lien senior secured revolving loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	516	510	511	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
J&K Ingredients, LLC		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	4,774	4,690	4,762	1.4%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	1,160	1,149	1,157	0.3%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.49%	5.75%	-	SOFR(Q)	9/7/2029	2,520	2,482	2,545	0.7%
		First lien senior secured revolving loan	9.49%	5.75%	-	SOFR(Q)	9/7/2029	176	163	178	0.1%
Siegel Egg Co., LLC	(6)(7)	First lien senior secured loan	-	-	-	-	12/29/2026	2,341	2,330	1,370	0.4%
		First lien senior secured revolving loan	-	-	-	-	12/29/2026	508	506	297	0.1%
		First lien senior secured loan	-	-	-	-	12/29/2026	61	60	61	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2026	145	142	145	0.0%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	571	561	553	0.2%
		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	474	457	459	0.1%
		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.61%	6.75%	-	SOFR(Q)	1/18/2029	64	56	62	0.0%
		First lien senior secured loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	2,913	2,863	2,818	0.8%
								35,967	35,452	34,659	9.9%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	1,453	1,432	1,406	0.4%
		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC		First lien senior secured loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	1,534	1,509	1,523	0.4%
		First lien senior secured delayed draw loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								2,987	2,941	2,929	0.8%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	9.69%	6.00%	-	SOFR(Q)	6/20/2030	5,051	4,939	5,051	1.5%
		First lien senior secured revolving loan	9.69%	6.00%	-	SOFR(Q)	6/20/2030	-	-	-	0.0%
Brightview, LLC		First lien senior secured loan	9.58%	5.86%	-	SOFR(M)	12/14/2026	2,123	2,121	2,123	0.6%
		First lien senior secured delayed draw loan	9.58%	5.86%	-	SOFR(M)	12/14/2026	284	283	284	0.1%
		First lien senior secured revolving loan	9.58%	5.86%	-	SOFR(M)	12/14/2026	104	104	104	0.0%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.33%	5.61%	-	SOFR(M)	8/20/2027	778	771	778	0.2%
		First lien senior secured delayed draw loan	9.33%	5.61%	-	SOFR(M)	8/20/2027	1,401	1,390	1,401	0.4%
		First lien senior secured revolving loan	11.25%	4.50%	-	Prime	8/20/2027	15	15	15	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.08%	6.36%	-	SOFR(M)	11/24/2026	3,779	3,780	3,779	1.1%
		First lien senior secured delayed draw loan	10.08%	6.36%	-	SOFR(M)	11/24/2026	944	944	944	0.3%
		First lien senior secured delayed draw loan	10.08%	6.36%	-	SOFR(M)	11/24/2026	1,551	1,523	1,551	0.5%
Integrated Dermatology LLC		First lien senior secured delayed draw loan	10.35%	6.50%	-	SOFR(Q)	8/1/2030	4,531	4,439	4,554	1.3%
		First lien senior secured delayed draw loan	10.35%	6.50%	-	SOFR(Q)	8/1/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.36%	6.50%	-	SOFR(Q)	8/1/2030	167	149	168	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	728	713	728	0.2%
		First lien senior secured loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	79	78	79	0.0%
		First lien senior secured loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	6,021	5,908	6,021	1.7%
		First lien senior secured loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	61	60	61	0.0%
MVP VIP Borrower, LLC		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	1/3/2029	3,973	3,907	3,973	1.1%
		First lien senior secured delayed draw loan	10.17%	6.50%	-	SOFR(Q)	1/3/2029	320	315	320	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	12/18/2030	3,140	3,085	3,172	0.9%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	12/18/2030	148	141	150	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	12/20/2029	2,379	2,340	2,379	0.7%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	12/20/2029	261	255	261	0.1%
		First lien senior secured revolving loan	11.25%	4.50%	-	PRIME	12/20/2029	61	57	61	0.0%
Refocus Management Services, LLC		First lien senior secured loan	9.27%	5.60%	-	SOFR(Q)	2/14/2029	3,530	3,456	3,530	1.0%
		First lien senior secured delayed draw loan	9.27%	5.60%	-	SOFR(Q)	2/14/2029	1,388	1,360	1,388	0.4%
		First lien senior secured delayed draw loan	9.27%	5.60%	-	SOFR(Q)	2/14/2029	539	539	539	0.2%
		First lien senior secured revolving loan	9.44%	5.60%	-	SOFR(Q)	2/14/2029	97	91	97	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	10.57%	6.85%	-	SOFR(M)	2/15/2028	985	978	985	0.3%
		First lien senior secured delayed draw loan	10.57%	6.85%	-	SOFR(M)	2/15/2028	-	-	-	0.0%
								44,438	43,741	44,496	12.7%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Household durables
Curio Brands, LLC		First lien senior secured loan	8.92%	5.25%	-	SOFR(Q)	4/2/2031	2,255	2,232	2,301	0.7%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.92%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.37%	5.50%	-	SOFR(Q)	2/4/2031	1,150	1,135	1,150	0.3%
		First lien senior secured revolving loan	9.37%	5.50%	-	SOFR(Q)	2/4/2031	236	229	236	0.1%
		First lien senior secured delayed draw loan	9.32%	5.50%	-	SOFR(Q)	2/4/2031	735	723	735	0.2%
								4,376	4,319	4,422	1.3%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.35%	6.51%	-	SOFR(Q)	9/24/2029	5,914	5,816	5,766	1.7%
		First lien senior secured delayed draw loan	10.35%	6.51%	-	SOFR(Q)	9/24/2029	859	842	837	0.2%
								6,773	6,658	6,603	1.9%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	83	83	83	0.0%
		First lien senior secured delayed draw loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	1,814	1,777	1,814	0.5%
		First lien senior secured revolving loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								1,897	1,860	1,897	0.5%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.59%	6.65%	-	SOFR(Q)	7/26/2027	5,018	4,978	5,018	1.4%
		First lien senior secured revolving loan	10.59%	6.65%	-	SOFR(Q)	7/26/2027	33	30	33	0.0%
								5,051	5,008	5,051	1.4%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Leisure products
MacNeill Pride Group Corp.		First lien senior secured delayed draw loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	928	926	928	0.3%
		First lien senior secured revolving loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/3/2030	6,135	6,032	6,151	1.7%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.32%	6.85%	0.75%	SOFR(M)	11/30/2026	3,041	3,009	3,025	0.9%
								10,104	9,967	10,104	2.9%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	12/18/2029	2,819	2,760	2,721	0.8%
		First lien senior secured revolving loan	10.17%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.22%	5.50%	-	SOFR(M)	3/29/2030	3,219	3,151	3,251	0.9%
		First lien senior secured revolving loan	9.22%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.62%	5.75%	-	SOFR(Q)	4/24/2031	2,263	2,232	2,263	0.6%
		First lien senior secured loan	9.59%	5.75%	-	SOFR(Q)	4/24/2031	2,528	2,493	2,528	0.7%
		First lien senior secured delayed draw loan	9.59%	5.75%	-	SOFR(Q)	4/24/2031	994	975	994	0.3%
		First lien senior secured revolving loan	9.59%	5.75%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
Luxium Solutions, LLC		First lien senior secured loan	8.92%	5.25%	-	SOFR(Q)	12/1/2027	950	941	950	0.3%
		First lien senior secured loan	8.92%	5.25%	-	SOFR(Q)	12/1/2027	1,169	1,159	1,169	0.3%
		First lien senior secured delayed draw loan	8.92%	5.25%	-	SOFR(Q)	12/1/2027	307	306	307	0.1%
PVI Holdings, Inc (Vytl Controls Group Inc)		First lien senior secured loan	8.92%	4.94%	-	SOFR(Q)	1/18/2028	2,007	1,993	2,007	0.6%
RMH Systems, LLC		First lien senior secured loan	8.90%	5.00%	-	SOFR(Q)	2/4/2030	2,009	1,961	1,959	0.6%
		First lien senior secured delayed draw loan	8.84%	5.00%	-	SOFR(Q)	2/4/2030	532	516	519	0.2%
		First lien senior secured revolving loan	8.84%	5.00%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured loan	8.42%	4.75%	-	SOFR(M)	8/29/2031	3,256	3,209	3,288	0.9%
		First lien senior secured revolving loan	8.42%	4.75%	-	SOFR(M)	8/29/2031	-	-	-	0.0%
								22,053	21,696	21,956	6.3%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Personal care products
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.28%	5.50%	-	SOFR(S)	9/28/2027	2,436	2,392	2,436	0.7%
		First lien senior secured revolving loan	9.28%	5.50%	-	SOFR(S)	9/28/2027	-	-	-	0.0%
								2,436	2,392	2,436	0.7%
Professional services
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	3/27/2030	3,899	3,847	3,938	1.1%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	3/27/2030	811	799	819	0.2%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	3/27/2030	170	162	172	0.0%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	3/27/2030	283	277	286	0.1%
DISA Holdings Corp.		First lien senior secured delayed draw loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	1,261	1,244	1,261	0.4%
		First lien senior secured delayed draw loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	178	178	178	0.1%
		First lien senior secured revolving loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	99	94	99	0.0%
		First lien senior secured loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	220	218	220	0.1%
		First lien senior secured loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	3,326	3,277	3,326	1.0%
Envirotech Services, LLC		First lien senior secured loan	9.34%	5.50%	-	SOFR(S)	1/18/2029	5,655	5,569	5,677	1.6%
		First lien senior secured loan	9.33%	5.50%	-	SOFR(S)	1/18/2029	21	5	21	0.0%
		First lien senior secured revolving loan	9.33%	5.50%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	9.10%	5.25%	-	SOFR(Q)	8/1/2031	3,718	3,666	3,718	1.1%
		First lien senior secured revolving loan	9.10%	5.25%	-	SOFR(Q)	8/1/2031	93	88	93	0.0%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	12/31/2031	822	812	822	0.2%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(Q)	12/31/2031	-	-	-	0.0%
								20,556	20,236	20,630	5.9%

Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.07%	7.40%	3.00%	SOFR(Q)	7/20/2027	2,425	2,377	2,158	0.6%
		First lien senior secured revolving loan	14.07%	7.40%	3.00%	SOFR(Q)	7/20/2027	415	408	370	0.1%
								2,840	2,785	2,528	0.7%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Distributors (Trading companies & distributors) (8)
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	8.97%	5.25%	-	SOFR(M)	7/22/2027	2,907	2,866	2,907	0.8%
CGI Automated Manufacturing, LLC		First lien senior secured loan	10.83%	2.61%	4.50%	SOFR(M)	12/15/2028	1,483	1,460	1,475	0.4%
		First lien senior secured delayed draw loan	10.83%	2.61%	4.50%	SOFR(M)	12/15/2028	1,238	1,217	1,232	0.4%
		First lien senior secured revolving loan	10.83%	7.11%	-	SOFR(M)	12/15/2028	-	-	-	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	7/12/2029	1,500	1,451	1,500	0.4%
		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	7/12/2029	477	470	477	0.1%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.32%	6.65%	-	SOFR(Q)	11/1/2027	6,808	6,732	6,808	1.9%
Genuine Cable Group, LLC		First lien senior secured loan	9.57%	5.85%	-	SOFR(M)	11/1/2026	4,838	4,799	4,825	1.4%
		First lien senior secured loan	9.57%	5.85%	-	SOFR(M)	11/1/2026	1,950	1,936	1,945	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	2,880	2,861	2,880	0.8%
		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	650	632	650	0.2%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	591	591	591	0.2%
		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	591	591	591	0.2%
		First lien senior secured revolving loan	8.42%	4.75%	-	SOFR(M)	3/1/2029	203	192	203	0.1%
		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	3,100	3,037	3,100	0.9%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.37%	5.50%	-	SOFR(Q)	1/24/2030	5,158	5,041	5,209	1.5%
		First lien senior secured revolving loan	9.37%	5.50%	-	SOFR(Q)	1/24/2030	-	-	-	0.0%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	4,358	4,310	4,358	1.2%
		First lien senior secured loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	177	175	177	0.1%
		First lien senior secured delayed draw loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	926	920	926	0.3%
		First lien senior secured revolving loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	-	-	-	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	9.72%	6.00%	-	SOFR(Q)	8/1/2030	3,910	3,845	3,910	1.1%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.36%	5.50%	-	SOFR(Q)	10/23/2029	1,663	1,634	1,663	0.5%
		First lien senior secured revolving loan	9.36%	5.50%	-	SOFR(Q)	10/23/2029	779	766	779	0.2%
								46,187	45,526	46,206	13.2%
Wireless telecommunication services
Centerline Communications, LLC	(9)	First lien senior secured loan	11.97%	0.00%	11.97%	SOFR(Q)	8/10/2027	109	107	109	0.0%
	(9)	First lien senior secured delayed draw loan	11.47%	0.00%	11.47%	SOFR(Q)	8/10/2027	3,265	3,236	2,955	0.8%
	(9)	First lien senior secured loan	11.47%	0.00%	11.47%	SOFR(Q)	8/10/2027	728	718	659	0.2%
								4,102	4,061	3,723	1.0%
Total Debt Investments								319,573	314,856	317,355	90.6%

		Number of		Fair	Percentage of Net
		Shares	Cost	Value	Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.63%	(10)	34,360,779	34,361	34,361	9.8%
Total Investments in Money Market Funds		34,360,779	34,361	34,361	9.8%

Total Investments			$349,217	$351,716	100.4%

Liabilities in Excess of Other Assets				(1,613)	(0.4)%
Net Assets				$350,103	100.0%

(1)	As of December 31, 2025, unless otherwise noted, all debt investments are Level 3 holdings. Investments in money market funds are Level 1 holdings. See Note 5 – Fair Value. As of such date, all investments are also non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Includes Secured Overnight Financing Rate (“SOFR”) credit spread adjustment if applicable.

(3)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either SOFR (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(4)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(5)	As of December 31, 2025, the tax cost of the Company’s investments approximates their amortized cost.

(6)	Debt investment on non-accrual status as of December 31, 2025.

(7)	Non-income producing investment.
(8)	The Company uses Global Industry Classification (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. In instances where the composition of portfolio companies within a category does not as closely align with the GICS, Level 3 – Industry, the Company presents a more specific description, keeping the GICS, Level 3 – Industry in parenthesis for reference.
(9)	All or a portion of the stated interest rate may be settled in PIK for a specified period pursuant to the credit agreement.

(10)	The indicated rate is the yield as of December 31, 2025.

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

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	12.12%	6.00%	1.50%	SOFR(Q)	8/10/2027	100	98	100	0.1%
		First lien senior secured delayed draw loan	12.12%	6.00%	1.50%	SOFR(Q)	8/10/2027	2,975	2,934	2,737	1.0%
		First lien senior secured loan	12.16%	6.00%	1.50%	SOFR(Q)	8/10/2027	666	650	612	0.2%
								3,741	3,682	3,449	1.3%
Total Debt Investments								262,361	257,420	261,833	96.1%

		Number of		Fair	Percentage of Net
		Shares	Cost	Value	Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.24%	(6)	13,439,729	13,440	13,440	4.9%
Total Short-Term Investments		13,439,729	13,440	13,440	4.9%

Total Investments			$270,860	$275,273	101.0%
				-
Liabilities in Excess of Other Assets				(2,800)	(1.0)%
Net Assets				$272,473	100.0%

(1)	As of December 31, 2024, all investments are Level 3 holdings. See Note 5 – Fair Value. As of such date, all investments are also non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(4)	As of December 31, 2024, the tax cost of the Company’s investments approximates their amortized cost.

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 4.3% of the Company’s total assets were in non-qualifying investments.

(6)	The indicated rate is the yield as of December 31, 2024.

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

As of December 31, 2025, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($35,535 is undrawn).

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

Note 2. Significant Accounting Policies

A. Basis of Presentation—the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and follows accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 — “Financial Services — Investment Companies.” In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the financial statements for the periods presented, have been included. Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s consolidated statements of assets and liabilities or consolidated statement of operations as previously reported.

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company.

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of December 31, 2025, KDL Corp, LLC held no investments.

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the year ended December 31, 2025 and 2024, the Company had $787 and $158, respectively, of PIK interest included in interest income, which represents 2.3% and 0.6%, respectively, of aggregate interest income. For the year ended December 31, 2023, there was no PIK interest income for the Company.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of December 31, 2025, the Company had one investment on non-accrual status, which comprised 1.0% and 0.6%, respectively, of total debt investments at cost and fair value. As of December 31, 2024, the Company did not have any investments in portfolio companies on non-accrual status.

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

K. Recent Accounting Pronouncements — In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. There are no federal or state taxes recorded by the Company as there is no activity at KDL Corp, LLC, which is treated as a corporation for U.S. tax purposes. See Note 10 – Income Taxes.

Note 3. Agreements and Related Party Transactions

A. Administration Agreement—on December 16, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 12, 2026, the Board approved an additional one-year term of the Administration Agreement through March 15, 2027.

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

B. Investment Advisory Agreement—on December 16, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On February 12, 2026, the Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2027.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred management fees of $2,325, $1,673 and $1,051, respectively.

C. Other—Kayne Anderson, an affiliate of the Advisor, made equity contributions of $750 during the year ended December 31, 2025.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$314,856	$317,355	$257,420	$261,833
Investments in money market funds	34,361	34,361	13,440	13,440
Total Investments	$349,217	$351,716	$270,860	$275,273

As of December 31, 2025 all of the Company’s debt investments were qualifying assets. As of December 31, 2024, $12,053 of the Company’s total assets were non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The industry composition of long-term investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024

Distributors	14.6%	20.9%
Health care providers & services	14.0%	12.3%
Commercial services & supplies	11.6%	13.1%
Food products	10.9%	12.2%
Containers & packaging	8.1%	7.2%
Machinery	6.9%	2.8%
Professional services	6.5%	4.1%
Aerospace & defense	3.5%	6.0%
Chemicals	3.3%	-%
Leisure products	3.2%	4.2%
Building products	2.3%	2.0%
Household products	2.1%	-%
Automobile components	1.9%	3.9%
IT services	1.6%	1.8%
Diversified consumer services	1.6%	-%
Household durables	1.4%	-%
Biotechnology	1.4%	1.7%
Wireless telecommunication services	1.2%	1.3%
Health care equipment & supplies	0.9%	0.6%
Diversified telecommunication services	0.8%	1.0%
Textiles, apparel & luxury goods	0.8%	1.0%
Personal care products	0.8%	3.0%
Insurance	0.6%	0.9%
	100.0%	100.0%

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

 (amounts in 000’s, except share and per share amounts)

The following tables present the fair value hierarchy of investments as of December 31, 2025 and 2024. Note that the fair value hierarchy levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of December 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$317,355	$317,355
Investments in money market funds	34,361	-	-	34,361
Total Investments	$34,361	$-	$317,355	$351,716

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$261,833	$261,833
Investments in money market funds	13,440	-	-	13,440
Total Investments	$13,440	$-	$261,833	$275,273

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2025 and 2024.

First-lien
senior secured
debt
For the year ended December 31, 2025	investments
Fair value, beginning of period	$261,833
Purchases of investments	108,925
Proceeds from sales of investments and principal repayments	(54,452)
Net change in unrealized gain (loss)	(1,914)
Net realized gain (loss)	-
Net accretion of discount on investments	2,199
PIK interest	764
Transfers into (out of) Level 3	-
Fair value, end of period	$317,355

First-lien
senior secured
For the year ended December 31, 2024	debt investments
Fair value, beginning of period	$177,526
Purchases of investments	121,395
Proceeds from principal payments and sales of investments	(40,135)
Net change in unrealized gain (loss)	1,123
Net realized gain (loss)	-
Net accretion of discount on investments	1,667
PIK interest	257
Transfers into (out of) Level 3	-
Fair value, end of period	$261,833

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2025 and 2024, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of December 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$317,355	Discounted cash flow analysis	Discount rate	6.4% - 15.0%	9.2%

	As of December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$261,833	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	9.8%

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 6. Debt

As of December 31, 2025, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $25,000 and a maturity date of February 20, 2026. The Subscription Credit Facility permits the Company to borrow up to $25,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. As of December 31, 2025, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility. See Note 13 – Subsequent Events.

Debt obligations consisted of the following as of December 31, 2025 and 2024.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)	The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, the weighted average interest rate of borrowings outstanding was 6.61% and 7.43%, respectively.

As of December 31, 2025 and 2024, the Company did not have any amounts outstanding under the Subscription Credit Facility. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 7. Common Stock and Share Transactions

As of December 31, 2025, the Company had 100,000 shares of common stock authorized and 66,937 shares outstanding. As of December 31, 2025, Kayne Anderson owned 611 shares of the Company.

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the years ended December 31, 2025, 2024 and 2023.

For the year ended December 31, 2025
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 13, 2025	$5,259	4,754	$25,000
April 30, 2025	$5,252	4,760	25,000
August 13, 2025	$5,259	4,754	25,000
Total common stock issued		14,268	$75,000

For the year ended December 31, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 15, 2024	$5,308	4,710	$25,000
July 3, 2024	$5,269	4,745	25,000
October 23, 2024	$5,259	4,754	25,000
Total common stock issued		14,209	$75,000

For the year ended December 31, 2023
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 28, 2023	$5,236	4,775	$25,000
August 10, 2023	$5,237	4,774	25,000
December 19, 2023	$5,328	2,815	15,000
Total common stock issued		12,364	$65,000

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

As of December 31, 2025, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $35,535 of undrawn commitments at December 31, 2025.

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the years ended December 31, 2025, 2024 and 2023. See Note 13 - Subsequent Events.

For the year ended December 31, 2025
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
February 19, 2025	March 31, 2025	April 15, 2025	$132.00
May 1, 2025	June 30, 2025	July 16, 2025	118.00
August 5, 2025	September 30, 2025	October 16, 2025	125.00
November 4, 2025	December 31, 2025	January 16, 2026	128.00
Total dividends declared			$503.00

For the year ended December 31, 2024
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
March 6, 2024	March 29, 2024	April 17, 2024	$136.00
May 8, 2024	June 28, 2024	July 15, 2024	137.00
August 7, 2024	September 30, 2024	October 15, 2024	165.00
November 6, 2024	December 31, 2024	January 15, 2025	139.00
Total dividends declared			$577.00

For the year ended December 31, 2023
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
March 7, 2023	March 31, 2023	April 14, 2023	$115.00
May 10, 2023	June 30, 2023	July 14, 2023	136.00
August 10, 2023	September 29, 2023	October 13, 2023	131.00
November 9, 2023	December 29, 2023	January 16, 2024	132.00
			$514.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the years ended December 31, 2025, 2024 and 2023. See Note 13 – Subsequent Events.

For the years ended December 31, 2025
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 31, 2024	January 15, 2025	203	$1,070
March 31, 2025	April 15, 2025	212	1,114
June 30, 2025	July 16, 2025	206	1,083
September 30, 2025	October 16, 2025	236	1,239
		857	$4,506

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For the dividend with a record date of December 31, 2025 and paid on January 16, 2026, there were 243 shares issued with a DRIP value of $1,273. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2025.

For the year ended December 31, 2024
Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
December 29, 2023	January 16, 2024	883	$4,616
March 29, 2024	April 17, 2024	1,047	5,509
June 28, 2024	July 15, 2024	162	854
September 30, 2024	October 15, 2024	218	1,149
		2,310	$12,128

For the dividend with a record date of December 31, 2024 and paid on January 15, 2025, there were 203 shares issued with a DRIP value of $1,070. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2024.

For the year ended December 31, 2023
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2022	January 13, 2023	340	$1,750
March 31, 2023	April 14, 2023	564	2,923
June 30, 2023	July 14, 2023	681	3,533
September 29, 2023	October 13, 2023	791	4,112
		2,376	$12,318

For the dividend with a record date of December 29, 2023 and paid on January 16, 2024, there were 883 shares issued with a DRIP value of $4,616. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2023.

Note 8. Commitments and Contingencies

The Company had an aggregate of $40,922 and $31,808, respectively, of unfunded commitments, including $27,373 and $19,458, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of December 31, 2025 and December 31, 2024. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

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

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

A summary of the composition of the unfunded commitments as of December 31, 2025 and 2024 is shown in the table below.

	As of	As of
	December 31, 2025	December 31, 2024
Aegis Toxicology Sciences Corporation	$1,065	$-
AeriTek Global Holdings LLC	133	-
Alcami Corporation	432	507
Allcat Claims Service, LLC	2,395	1,829
Allentown, LLC	276	197
American Equipment Holdings LLC	634	338
American Soccer Company, Incorporated (SCORE)	-	223
Basel U.S. Acquisition Co., Inc. (IAC)	-	613
Bloomington Holdco, LLC (BW Fusion)	1,193	1,193
BLP Buyer, Inc. (Bishop Lifting Products)	163	544
Brightview, LLC	26	-
Carton Packaging Buyer, Inc. (Century Box)	447	639
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1,757	1,857
CGI Automated Manufacturing, LLC	160	132
CI (MG) Group, LLC (Mariani Premier Group)	1,093	-
City Line Distributors LLC	533	533
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	756	-
CREO Group Inc. (HMS Manufacturing)	182	-
Curio Brands, LLC	568	-
Del-Air Heating, Air Conditioning & Refrigeration, LLC	686	-
DISA Holdings Corp.	277	534
Diverzify Intermediate, LLC	811	811
ECS Opco 1, LLC (Spectrum Vascular)	630	-
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	-	281
Envirotech Services, LLC	1,180	1,181
Fastener Distribution Holdings, LLC	871	1,418
Gage CR Acquisition, LLC	1,050	-
Guardian Dentistry Practice Management, LLC	62	77
Gulf Pacific Acquisition, LLC	77	154
IF&P Foods, LLC (FreshEdge)	256	431
Improving Acquisition LLC	295	327
Integrated Dermatology LLC	2,058	-
J&K Ingredients, LLC	278	-
KAMC Holdings, Inc. (Franklin Energy)	270	-
Krayden Holdings, Inc.	423	1,812
Lakewood Acquisition Corporation (R&B Wholesale)	1,803	-
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	383	-
Light Wave Dental Management, LLC	63	792
LSL Industries, LLC (LSL Healthcare)	448	448
MacNeill Pride Group	346	260
ML Buyer, LLC (Mama Lycha Foods, LLC)	703	879
Monza Purchaser, LLC (Smyth)	1,223	-
MRC Keystone Acquisition LLC (Automated Handing Solutions)	785	785
NMA Holdings, LLC (Neuromonitoring Associates)	1,292	1,440
OAO Acquisitions, Inc. (BearCom)	515	515
PGI Parent LLC (Prime Electric)	178	-
PH Beauty Holdings III, Inc.	352	-
Phoenix YW Buyer, Inc. (Elida Beauty)	-	444
Pixel Intermediate, LLC	-	290
Redwood MSO, LLC (Smile Partners)	275	597
Refocus Management Services, LLC	966	1,227
RMH Systems, LLC	1,571	-
The Robinette Company	344	1,079
Ruff Roofers Buyer, LLC	1,825	1,608
Siegel Egg Co., LLC	-	80
Speedstar Holding LLC	111	111
Superior Intermediate LLC (Landmark Structures)	1,885	1,885
Tapco Buyer LLC	1,734	1,869
TL Atlas Merger Sub Corp (Zep)	838	-
United Titanium, LLC	768	-
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	1,054	579
Vehicle Accessories, Inc.	-	150
Workholding US Holdings, LLC (Forkardt Hardinge)	63	716
Worldwide Produce Acquisition, LLC	360	423
Total unfunded commitments	$40,922	$31,808

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2025, 2024 and 2023 there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2025, 2024 and 2023.

	For the years ended December 31,
	2025	2024	2023

Net increase (decrease) in net assets resulting from operations	$29,809	$27,030	$16,654
Weighted average shares of common stock outstanding - basic and diluted	61,543	44,402	27,779
Earnings (loss) per share of common stock - basic and diluted	$484	$609	$600

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

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2025, 2024 and 2023.

These reclassifications have no impact on net assets.

	For the years ended December 31,
	2025	2024	2023
Increase (decrease) in distributable earnings	$-	$-	$14
Increase (decrease) in additional paid-in capital	$-	$-	$(14)

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

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	For the years ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$29,809	$27,030	$16,654
Net change in unrealized losses (gains) from investments	1,914	(1,123)	(1,061)
Non-deductible expenses, including excise taxes, offering costs disallowed	-	-	14
Other book tax differences	(14)	(13)	(13)
Taxable income before deductions for distributions	$31,709	$25,894	$15,594

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof.

For the year ended December 31, 2023, the Company incurred $14 of U.S. federal excise tax. There was no U.S. federal excise tax incurred for the years ended December 31, 2025 or 2024.

The final determination of tax character will not be made until the Company files its tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2025, 2024 and 2023 were as follows.

	For the years ended December 31,
	2025	2024	2023

Ordinary income	$31,685	$26,236	$15,329
Capital gains	-	-	-
Return of capital	-	-	-
Total	$31,685	$26,236	$15,329

For the years ended December 31, 2025, 2024 and 2023, the components of accumulated earnings on a tax basis were as follows:

	For the years ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$8	$-	$325
Undistributed capital gains	-	-	-
Capital loss carryforward	-	-	-
Other accumulated gain (loss)	-	-	-
Other temporary book / tax differences	(151)	(183)	(180)
Net unrealized appreciation (depreciation)	2,497	4,413	3,291
Total	$2,354	$4,230	$3,436

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2025, 2024 and 2023, the Company had no capital loss carryforwards.

As of December 31, 2025, 2024 and 2023, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	For the years ended December 31,
	2025	2024	2023
Tax cost	$349,217	$270,860	$178,950

Gross unrealized appreciation	4,603	5,169	3,664
Gross unrealized depreciation	(2,106)	(756)	(373)
Net unrealized appreciation/(depreciation) on investments	$2,497	$4,413	$3,291

KDL Corp, LLC is a wholly owned subsidiary that was formed in December 2021. This is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes. As such, KDL Corp, LLC is subject to U.S. Federal, state and local taxes. For the Company’s tax years ended December 31, 2025, 2024 and 2023, KDL Corp, LLC did not have activity resulting in any provision for income taxes.

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2025, 2024 and 2023, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and 2021.

	For the years ended December 31,
	(amounts in thousands, except share and per share amounts)
	2025	2024	2023	2022	2021
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period(2)	$5,259	$5,229	$5,153	$4,986	$4,976

Results of Operations:
Net Investment Income (loss)	515	583	561	257	(58)
Net Realized and Unrealized Gain (Loss) on Investments(3)	(41)	24	29	104	68
Net Increase (Decrease) in Net Assets Resulting from Operations	474	607	590	361	10

Dividends to Common Stockholders
Dividends from Net Investment Income	(503)	(577)	(514)	(194)	-
Net Decrease in Net Assets Resulting from Dividends	(503)	(577)	(514)	(194)	-
Net Asset Value, End of Period	$5,230	$5,259	$5,229	$5,153	$4,986

Shares Outstanding, End of Period	66,937	51,812	35,293	20,554	8,600

Ratio/Supplemental Data
Net assets, end of period	$350,103	$272,473	$184,551	$105,908	$42,879
Weighted-average shares outstanding	61,543	44,402	27,779	11,046	6,600
Total Return(4)	9.3%	12.1%	11.9%	7.3%	(0.3)%
Portfolio turnover	17.8%	18.1%	14.2%	4.9%	0.1%
Ratio of operating expenses to average net assets(5)	1.1%	1.2%	1.5%	2.5%	N/M
Ratio of net investment income (loss) to average net assets(5)	9.9%	11.4%	10.8%	4.7%	N/M

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	For the year ended December 31, 2021, the initial offering price of $5,000 per share less $24 of organizational costs.

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not be consistent or reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to the timing of share transactions during the period.

Kayne DL 2021, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	For the year ended December 31, 2021, not meaningful (N/M). The calculations of the ratio of operating expenses to average net assets and ratio of net investment income (loss) to average net assets are not meaningful, as the Company commenced investment operations on December 16, 2021 and therefore had 16 days of activity during 2021. The expenses of the Company consist primarily of non-recurring organizational expense and annual tax preparation and audit expense.

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

On January 16, 2026, the Company paid a dividend of $128 per share to each common stockholder of record as of December 31, 2025. The total distribution was $8,568 and $1,273 was reinvested into the Company through the issuance of 243 shares of common stock.

On February 12, 2026, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $115 per share. The dividend of $115 per share will be paid on April 16, 2026 to stockholders of record as of the close of business on March 31, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

On February 20, 2026, the Company renewed the Subscription Credit Facility for a one-year term maturing on February 19, 2027.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (3)

4.1	Description of Securities (4)

10.1	Investment Advisory Agreement (1)

10.2	Amendment to Investment Advisory Agreement (4)

10.3	Administration Agreement (1)

10.4	License Agreement (1)

10.5	Indemnification Agreement (1)

10.6	Custody Agreement (1)

10.7	Subscription Agreement (1)

10.8	Subscription Credit Agreement (2)

10.9	Second Amendment to Subscription Credit Agreement (5)

10.10	Third Amendment to Subscription Credit Agreement (6)

10.11*	Fourth Amendment to Subscription Credit Agreement

14.1	Code of Ethics as amended November 9, 2023*

14.2	Supplemental Antifraud Code of Ethics for Principal Officers and Senior Financial Officers (4)

19.1*	Insider Trading Policies

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Company’s Amendment No. 1 to Form 10, as filed with the Securities and Exchange Commission on May 11, 2021.
(2)	Incorporated by reference from the Company’s Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2022.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.
(4)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2023.
(5)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2024.
(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 24, 2025.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: March 2, 2026

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 2, 2026

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 2, 2026

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)