Form 10-Q
period 2026-03-31
Kayne DL 2021, Inc.
filed 2026-05-11
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2026, the registrant had 67,401 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne DL 2021, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
future operating results;
•
business prospects and the prospects of portfolio companies in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•
the ability of KA Credit Advisors II, LLC (our "Advisor") to locate suitable investments and to monitor and administer investments;
•
the ability of the Advisor and its affiliates to attract and retain highly talented professionals;
•
risks associated with possible disruptions in our operations, the operations of our portfolio companies or the economy generally, including disruptions due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;
•
the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the use of borrowings under our credit facility to finance a portion of the Company’s investments;
•
the adequacy, availability and pricing of financing sources and working capital for the Company;
•
actual or potential conflicts of interest with the Advisor and its affiliates;
•
contractual arrangements and relationships with third parties;
•
the risks associated with an economic downturn, increased inflation, political instability, tariffs and trade policy instability, supply chain issues, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and
•
the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $311,446 and $314,856)	$314,142	$317,355
Controlled, affiliated investments (amortized cost of $3,182 and $0)	1,644	-
Investments in money market funds (amortized cost of $37,620 and $34,361)	37,620	34,361
Cash	1,924	2,877
Deposits for investments	-	2,384
Receivable for principal payments on investments	81	19
Interest receivable	2,987	2,618
Prepaid expenses and other assets	41	58
Total Assets	$358,439	$359,672
Liabilities:
Unamortized Subscription Credit Facility issuance costs	$(39)	$-
Distributions payable	7,726	8,568
Management fee payable	585	612
Accrued expenses and other liabilities	319	389
Total Liabilities	$8,591	$9,569

Commitments and contingencies (Note 8)
Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 67,180 and 66,937 as of March 31, 2026 and December 31, 2025, respectively, issued and outstanding	$-	$-
Additional paid-in capital	349,022	347,749
Total distributable earnings (deficit)	826	2,354
Total Net Assets	$349,848	$350,103
Total Liabilities and Net Assets	$358,439	$359,672
Net Asset Value Per Common Share	$5,208	$5,230

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$7,890	$7,830
Payment-in-kind interest income from non-controlled, non-affiliated	173	44
Dividend income	333	57
Total Investment Income	8,396	7,931
Expenses:
Interest expense	17	47
Management fees	585	521
Professional fees	106	113
Directors fees	41	41
Other general and administrative expenses	108	143
Total Expenses	857	865
Net Investment Income (Loss)	7,539	7,066
Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	-	-
Total net realized gains (losses)	-	-
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(969)	55
Controlled, affiliated investments	(372)	—
Total net change in unrealized gains (losses)	(1,341)	55
Total realized and unrealized gains (losses)	(1,341)	55

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,198	$7,121
Per Common Share Data:
Basic and diluted net investment income per common share	$112	$130
Basic and diluted net increase in net assets resulting from operations	$92	$131
Weighted Average Common Shares Outstanding - Basic and Diluted	67,140	54,466

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$7,539	$7,066
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	(1,341)	55
Net Increase in Net Assets Resulting from Operations	6,198	7,121
Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(7,726)	(7,493)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(7,726)	(7,493)
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	25,000
Reinvestment of dividends	1,273	1,070
Net Increase in Net Assets Resulting from Capital Share Transactions	1,273	26,070
Total Increase (Decrease) in Net Assets	(255)	25,698
Net Assets, Beginning of Period	350,103	272,473
Net Assets, End of Period	$349,848	$298,171

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,198	$7,121
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains)/losses on investments	1,341	(55)
Net accretion of discount on investments	(507)	(515)
Sales (purchases) of investments in money market funds, net	(3,259)	11,795
Purchases of portfolio investments	(13,932)	(52,314)
Proceeds from sales of investments and principal repayments	14,831	11,659
Paid-in-kind interest from portfolio investments	(173)	(44)
Amortization of deferred financing cost	5	14
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in deposits for investments	2,384	-
(Increase)/decrease in interest and dividends receivable	(360)	(238)
(Increase)/decrease in receivable for principal payments on investments	(62)	34
(Increase)/decrease in prepaid expenses and other assets	17	34
Increase/(decrease) in management fees payable	(27)	40
Increase/(decrease) in accrued other general and administrative expenses	(70)	21
Net cash provided by (used in) operating activities	6,386	(22,448)
Cash Flows from Financing Activities:
Borrowings/(payments) on subscription credit facility, net	-	2,500
Payments of debt issuance costs	(44)	(16)
Dividends paid in cash	(7,295)	(6,131)
Proceeds from issuance of common shares	-	25,000
Net cash provided by (used in) financing activities	(7,339)	21,353
Net increase (decrease) in cash	(953)	(1,095)
Cash, beginning of period	2,877	2,899
Cash, end of period	$1,924	$1,804
Supplemental and Non-Cash Information:
Interest paid during the period	$21	$32
Non-cash financing activities not included herein consisted of reinvestment of dividends	$1,273	$1,070

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & defense
Fastener Distribution Holdings, LLC		First lien senior secured loan	8.45%	4.75%	-	SOFR(Q)	11/4/2031	3,745	3,717	3,745	1.1%
		First lien senior secured delayed draw loan	8.45%	4.75%	-	SOFR(Q)	11/4/2031	544	544	544	0.2%
Vitesse Systems Parent, LLC		First lien senior secured loan	10.96%	7.26%	-	SOFR(Q)	12/22/2028	5,823	5,732	5,823	1.6%
		First lien senior secured revolving loan	10.95%	7.26%	-	SOFR(Q)	12/22/2028	1,043	1,029	1,043	0.3%
								11,155	11,022	11,155	3.2%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	9.65%	6.00%	-	SOFR(Q)	7/22/2027	1,007	1,000	977	0.3%
		First lien senior secured delayed draw loan	9.65%	6.00%	-	SOFR(Q)	7/22/2027	110	110	107	—%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	9.95%	6.25%	-	SOFR(Q)	7/23/2029	5,015	4,942	5,065	1.5%
								6,132	6,052	6,149	1.8%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	10.77%	7.10%	-	SOFR(M)	12/21/2028	293	293	293	0.1%
		First lien senior secured revolving loan	10.78%	7.10%	-	SOFR(M)	12/21/2028	171	163	171	—%
		First lien senior secured loan	10.82%	7.15%	-	SOFR(Q)	12/21/2028	3,976	3,901	3,976	1.2%
								4,440	4,357	4,440	1.3%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	1,583	1,550	1,567	0.5%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	429	415	424	0.1%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	—	—	—	—%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	11/19/2029	594	594	588	0.2%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	1,183	1,164	1,171	0.3%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	—	—	—	—%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc)		First lien senior secured loan	8.95%	5.25%	-	SOFR(Q)	7/15/2029	3,358	3,297	3,358	0.9%
		First lien senior secured revolving loan	8.95%	5.25%	-	SOFR(Q)	7/15/2029	217	206	217	0.1%
		First lien senior secured delayed draw loan	8.95%	5.25%	-	SOFR(Q)	7/15/2029	403	398	403	0.1%
								7,767	7,624	7,728	2.2%
Chemicals
Gage CR Acquisition, LLC		First lien senior secured loan	8.95%	5.25%	-	SOFR(Q)	10/1/2030	4,528	4,451	4,528	1.3%
		First lien senior secured revolving loan	8.95%	5.25%	-	SOFR(Q)	10/1/2030	—	—	—	—%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	6/30/2031	5,866	5,801	5,925	1.7%
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	6/30/2031	—	—	—	—%
								10,394	10,252	10,453	3.0%
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.		First lien senior secured loan	10.07%	6.40%	-	SOFR(Q)	12/31/2028	3,000	2,969	3,000	0.9%
AeriTek Global Holdings LLC		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	8/27/2030	2,060	2,032	2,060	0.6%
		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	8/27/2030	272	268	272	0.1%
		First lien senior secured revolving loan	10.17%	6.50%	-	SOFR(Q)	8/27/2030	42	39	42	—%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Allentown, LLC		First lien senior secured loan	10.82%	6.15%	1.00%	SOFR(Q)	4/22/2027	2,252	2,237	2,190	0.6%
		First lien senior secured delayed draw loan	10.82%	6.15%	1.00%	SOFR(Q)	4/22/2027	407	403	396	0.1%
		First lien senior secured revolving loan	12.75%	5.00%	1.00%	PRIME	4/22/2027	122	120	119	—%
American Equipment Holdings LLC		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	5/5/2028	127	128	128	—%
		First lien senior secured loan	8.60%	5.00%	-	SOFR(S)	5/5/2028	487	479	491	0.1%
		First lien senior secured delayed draw loan	8.60%	5.00%	-	SOFR(S)	5/5/2028	—	—	—	—%
		First lien senior secured delayed draw loan	8.60%	5.00%	-	SOFR(S)	5/5/2028	—	—	—	—%
		First lien senior secured delayed draw loan	8.60%	5.00%	-	SOFR(S)	5/5/2028	—	—	—	—%
		First lien senior secured revolving loan	8.66%	5.00%	-	SOFR(S)	5/5/2028	211	184	213	0.1%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.62%	6.00%	-	SOFR(S)	5/1/2030	3,899	3,803	3,899	1.1%
		First lien senior secured revolving loan	9.62%	6.00%	-	SOFR(S)	5/1/2030	—	—	—	—%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	4,847	4,787	4,847	1.4%
		First lien senior secured loan	10.13%	6.50%	-	SOFR(S)	12/22/2029	95	94	95	—%
		First lien senior secured loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	105	105	105	—%
		First lien senior secured loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	228	224	228	0.1%
		First lien senior secured delayed draw loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	593	585	593	0.2%
		First lien senior secured revolving loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	616	607	616	0.2%
Connect America.Com, LLC		First lien senior secured loan	9.45%	5.75%	-	SOFR(Q)	10/11/2029	4,870	4,815	4,588	1.3%
Diverzify Intermediate LLC		First lien senior secured loan	9.82%	6.18%	-	SOFR(S)	5/11/2027	1,486	1,468	1,322	0.4%
		First lien senior secured loan	10.00%	10.00%	-	FIXED	5/11/2027	49	49	44	—%
		First lien senior secured delayed draw loan	10.00%	10.00%	-	FIXED	5/11/2027	49	49	44	—%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.17%	5.50%	-	SOFR(M)	12/18/2030	3,244	3,196	3,244	0.9%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(M)	12/18/2030	1,288	1,257	1,288	0.4%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(M)	12/18/2030	—	—	—	—%
Tapco Buyer LLC		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	11/15/2030	2,074	2,049	2,074	0.6%
		First lien senior secured loan	8.68%	5.00%	-	SOFR(M)	11/15/2030	469	464	469	0.1%
		First lien senior secured delayed draw loan	8.69%	5.00%	-	SOFR(Q)	11/15/2030	2,605	2,568	2,605	0.8%
		First lien senior secured revolving loan	8.69%	5.00%	-	SOFR(Q)	11/15/2030	—	—	—	—%
								35,497	34,979	34,972	10.0%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	5,322	5,241	5,269	1.5%
		First lien senior secured revolving loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	192	183	190	0.1%
Drew Foam Companies Inc.		First lien senior secured loan	9.82%	6.15%	-	SOFR(Q)	12/5/2026	2,794	2,789	2,794	0.8%
		First lien senior secured loan	9.82%	6.15%	-	SOFR(Q)	12/5/2026	—	—	—	—%
FCA, LLC		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	7/18/2028	2,012	2,000	2,012	0.6%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(M)	7/18/2028	124	122	124	—%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	2/28/2030	4,601	4,528	4,636	1.3%
		First lien senior secured delayed draw loan	9.15%	5.50%	-	SOFR(Q)	2/28/2030	920	905	927	0.3%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	2/28/2030	504	481	507	0.1%
Project Tahoe Acquisition Corp (Norton Packaging)		First lien senior secured loan	8.92%	5.25%	-	SOFR(M)	1/1/2032	2,425	2,385	2,425	0.7%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(M)	1/1/2032	—	—	—	—%
The Robinette Company		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	2,159	2,129	2,159	0.6%
		First lien senior secured delayed draw loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	—	—	—	—%
		First lien senior secured revolving loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	516	504	516	0.1%
		First lien senior secured delayed draw loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	—	—	—	—%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.42%	4.75%	-	SOFR(M)	4/10/2031	6,720	6,659	6,720	2.0%
								28,289	27,926	28,279	8.1%
Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(M)	6/29/2028	4,756	4,699	4,756	1.4%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(M)	6/29/2028	360	355	360	0.1%
								5,116	5,054	5,116	1.5%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	10.50%	3.75%	-	PRIME	7/31/2027	2,564	2,551	2,564	0.7%

Food products
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.06%	6.40%	-	SOFR(Q)	12/14/2027	4,629	4,579	4,629	1.3%
		First lien senior secured loan	10.06%	6.40%	-	SOFR(Q)	12/14/2027	712	702	712	0.2%
		First lien senior secured delayed draw loan	10.06%	6.40%	-	SOFR(Q)	12/14/2027	725	711	725	0.2%
		First lien senior secured delayed draw loan	10.06%	6.40%	-	SOFR(Q)	12/14/2027	224	224	224	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	2/26/2030	2,597	2,551	2,623	0.7%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(S)	2/26/2030	1,611	1,584	1,627	0.5%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(S)	2/26/2030	—	—	—	—%
City Line Distributors LLC		First lien senior secured loan	9.93%	6.26%	-	SOFR(Q)	8/31/2028	1,832	1,807	1,832	0.5%
		First lien senior secured delayed draw loan	9.93%	6.26%	-	SOFR(Q)	8/31/2028	751	744	751	0.2%
		First lien senior secured revolving loan	9.93%	6.26%	-	SOFR(Q)	8/31/2028	—	—	—	—%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(M)	9/29/2028	1,690	1,676	1,690	0.5%
		First lien senior secured delayed draw loan	10.77%	7.10%	-	SOFR(M)	9/29/2028	143	142	143	—%
		First lien senior secured revolving loan	10.77%	7.10%	-	SOFR(M)	9/29/2028	180	175	180	0.1%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.42%	5.73%	-	SOFR(Q)	10/3/2028	3,804	3,758	3,766	1.1%
		First lien senior secured loan	9.80%	6.10%	-	SOFR(Q)	10/3/2028	96	94	96	—%
		First lien senior secured loan	9.05%	5.35%	-	SOFR(Q)	10/3/2028	117	114	115	—%
		First lien senior secured delayed draw loan	9.42%	5.73%	-	SOFR(Q)	10/3/2028	565	559	559	0.2%
		First lien senior secured revolving loan	9.42%	5.73%	-	SOFR(Q)	10/3/2028	596	591	590	0.2%
J&K Ingredients, LLC		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	11/16/2028	4,762	4,684	4,738	1.5%
		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	11/16/2028	1,157	1,147	1,151	0.3%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	11/16/2028	—	—	—	—%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	9/7/2029	2,513	2,479	2,538	0.7%
		First lien senior secured revolving loan	9.42%	5.75%	-	SOFR(Q)	9/7/2029	153	142	154	—%
Siegel Egg Co., LLC	(6)(7)(8)	First lien senior secured loan	-	-	-	-	12/29/2028	2,341	2,332	1,065	0.3%
		First lien senior secured revolving loan	-	-	-	-	12/29/2028	508	506	231	0.1%
		First lien senior secured loan	-	-	-	-	12/29/2028	61	60	61	—%
		First lien senior secured loan	-	-	-	-	12/29/2028	145	142	145	—%
		First lien senior secured loan	-	-	-	-	12/29/2028	142	142	142	—%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	10.42%	6.75%	-	SOFR(Q)	1/18/2029	576	567	557	0.2%
		First lien senior secured delayed draw loan	10.42%	6.75%	-	SOFR(Q)	1/18/2029	478	462	463	0.1%
		First lien senior secured delayed draw loan	10.42%	6.75%	-	SOFR(Q)	1/18/2029	—	—	—	—%
		First lien senior secured revolving loan	10.39%	6.75%	-	SOFR(Q)	1/18/2029	64	57	61	—%
		First lien senior secured loan	10.42%	6.75%	-	SOFR(Q)	1/18/2029	2,939	2,893	2,843	0.8%
								36,111	35,624	34,411	9.8%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	3/26/2031	1,450	1,430	1,392	0.4%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	3/26/2031	—	—	—	—%
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	3/26/2031	—	—	—	—%
LSL Industries, LLC		First lien senior secured loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	1,534	1,512	1,534	0.4%
		First lien senior secured delayed draw loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	—	—	—	—%
		First lien senior secured revolving loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	—	—	—	—%
								2,984	2,942	2,926	0.8%
Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	9.69%	6.00%	-	SOFR(Q)	6/20/2030	5,038	4,932	5,038	1.4%
		First lien senior secured revolving loan	9.69%	6.00%	-	SOFR(Q)	6/20/2030	—	—	—	—%
Brightview, LLC		First lien senior secured loan	8.45%	4.75%	-	SOFR(Q)	12/14/2029	2,894	2,863	2,894	0.8%
		First lien senior secured delayed draw loan	8.45%	4.75%	-	SOFR(Q)	12/14/2029	—	—	—	—%
		First lien senior secured revolving loan	8.45%	4.75%	-	SOFR(Q)	12/14/2029	—	—	—	—%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.28%	5.61%	-	SOFR(M)	8/20/2027	776	770	776	0.2%
		First lien senior secured delayed draw loan	9.28%	5.61%	-	SOFR(M)	8/20/2027	1,397	1,378	1,397	0.4%
		First lien senior secured revolving loan	11.25%	4.50%	-	PRIME	8/20/2027	57	55	57	—%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.03%	6.36%	-	SOFR(M)	11/24/2026	3,770	3,770	3,770	1.1%
		First lien senior secured delayed draw loan	10.03%	6.36%	-	SOFR(M)	11/24/2026	942	942	942	0.3%
		First lien senior secured delayed draw loan	10.03%	6.36%	-	SOFR(M)	11/24/2026	1,548	1,527	1,548	0.4%
Integrated Dermatology LLC		First lien senior secured loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	4,519	4,431	4,542	1.3%
		First lien senior secured revolving loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	—	—	—	—%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured delayed draw loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	204	187	205	0.1%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	728	714	728	0.2%
		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	79	78	79	—%
		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	6,006	5,900	6,006	1.7%
		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	61	60	61	—%
MVP VIP Borrower, LLC		First lien senior secured loan	10.20%	6.50%	-	SOFR(Q)	1/3/2029	3,963	3,902	3,963	1.1%
		First lien senior secured delayed draw loan	10.20%	6.50%	-	SOFR(Q)	1/3/2029	320	315	320	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	8.69%	5.00%	-	SOFR(Q)	12/18/2030	3,132	3,080	3,163	0.9%
		First lien senior secured revolving loan	8.69%	5.00%	-	SOFR(Q)	12/18/2030	—	—	—	—%
		First lien senior secured delayed draw loan	8.69%	5.00%	-	SOFR(Q)	12/18/2030	148	141	150	—%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	12/20/2029	2,373	2,336	2,373	0.7%
		First lien senior secured delayed draw loan	9.20%	5.50%	-	SOFR(Q)	12/20/2029	353	347	353	0.1%
		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	12/20/2029	168	165	168	—%
Refocus Management Services, LLC		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	2/14/2029	3,521	3,446	3,521	1.0%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	2/14/2029	1,384	1,352	1,384	0.4%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	2/14/2029	1,277	1,270	1,277	0.5%
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	2/14/2029	—	—	—	—%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	10.52%	6.85%	-	SOFR(M)	2/15/2028	983	976	983	0.4%
		First lien senior secured delayed draw loan	10.52%	6.85%	-	SOFR(M)	2/15/2028	—	—	—	—%
								45,641	44,937	45,698	13.1%
Household durables
Curio Brands, LLC		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	4/2/2031	2,250	2,227	2,250	0.6%
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	4/2/2031	—	—	—	—%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	4/2/2031	—	—	—	—%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.16%	5.50%	-	SOFR(Q)	2/4/2031	1,147	1,132	1,147	0.3%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	2/4/2031	236	230	236	0.1%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	2/4/2031	733	722	733	0.2%
								4,366	4,311	4,366	1.2%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.14%	6.51%	-	SOFR(Q)	9/24/2029	5,899	5,808	5,722	1.6%
		First lien senior secured revolving loan	10.14%	6.51%	-	SOFR(Q)	9/24/2029	966	950	937	0.3%
								6,865	6,758	6,659	1.9%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	9.02%	5.35%	-	SOFR(M)	7/7/2027	82	82	82	—%
		First lien senior secured delayed draw loan	9.02%	5.35%	-	SOFR(M)	7/7/2027	1,810	1,777	1,810	0.5%
		First lien senior secured revolving loan	9.02%	5.35%	-	SOFR(M)	7/7/2027	—	—	—	—%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
								1,892	1,859	1,892	0.5%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.35%	6.68%	-	SOFR(Q)	7/26/2027	5,006	4,971	5,006	1.4%
		First lien senior secured revolving loan	10.35%	6.68%	-	SOFR(Q)	7/26/2027	33	31	33	—%
								5,039	5,002	5,039	1.4%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured delayed draw loan	9.78%	6.11%	-	SOFR(Q)	4/22/2029	925	925	925	0.3%
		First lien senior secured revolving loan	9.78%	6.11%	-	SOFR(Q)	4/22/2029	—	—	—	—%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.45%	5.75%	-	SOFR(Q)	1/3/2030	6,120	6,022	6,135	1.8%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.27%	6.85%	0.75%	SOFR(M)	11/30/2026	3,046	3,022	3,031	0.8%
		First lien senior secured loan	11.27%	6.85%	0.75%	SOFR(M)	11/30/2026	267	263	265	0.1%
		First lien senior secured delayed draw loan	11.27%	6.85%	0.75%	SOFR(M)	11/30/2026	47	47	47	—%
								10,405	10,279	10,403	3.0%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	12/18/2029	2,812	2,755	2,728	0.8%
		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	12/18/2029	—	—	—	—%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.17%	5.50%	-	SOFR(M)	3/29/2030	3,210	3,147	3,243	0.9%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(M)	3/29/2030	—	—	—	—%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	2,258	2,228	2,258	0.6%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	2,522	2,488	2,522	0.7%
		First lien senior secured delayed draw loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	992	979	992	0.3%
		First lien senior secured revolving loan	9.41%	5.75%	-	SOFR(Q)	4/24/2031	115	110	115	—%
RMH Systems, LLC		First lien senior secured loan	8.91%	5.25%	-	SOFR(Q)	2/4/2030	2,004	1,970	1,974	0.6%
		First lien senior secured delayed draw loan	8.92%	5.25%	-	SOFR(Q)	2/4/2030	531	504	523	0.1%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	2/4/2030	—	—	—	—%
United Titanium, LLC		First lien senior secured loan	8.20%	4.50%	-	SOFR(Q)	8/29/2031	3,248	3,202	3,264	1.0%
		First lien senior secured revolving loan	8.20%	4.50%	-	SOFR(Q)	8/29/2031	—	—	—	—%
								17,692	17,383	17,619	5.0%
Personal care products
INW Manufacturing, LLC		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/23/2031	4,523	4,436	4,523	1.3%
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.28%	5.50%	-	SOFR(S)	9/28/2027	2,430	2,392	2,430	0.7%
		First lien senior secured revolving loan	9.28%	5.50%	-	SOFR(S)	9/28/2027	—	—	—	—%
								6,953	6,828	6,953	2.0%
Professional services
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	3/27/2030	3,889	3,840	3,928	1.2%
		First lien senior secured delayed draw loan	9.20%	5.50%	-	SOFR(Q)	3/27/2030	816	805	824	0.2%
		First lien senior secured delayed draw loan	9.20%	5.50%	-	SOFR(Q)	3/27/2030	169	163	170	—%
		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	3/27/2030	283	277	286	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
DISA Holdings Corp.		First lien senior secured delayed draw loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	1,257	1,242	1,257	0.4%
		First lien senior secured delayed draw loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	178	178	178	0.1%
		First lien senior secured revolving loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	173	169	173	—%
		First lien senior secured loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	220	218	220	0.1%
		First lien senior secured loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	3,317	3,273	3,317	0.9%
Envirotech Services, LLC		First lien senior secured loan	9.18%	5.50%	-	SOFR(M)	1/18/2029	5,641	5,544	5,641	1.6%
		First lien senior secured loan	9.18%	5.50%	-	SOFR(S)	1/18/2029	21	3	21	—%
		First lien senior secured revolving loan	9.18%	5.50%	-	SOFR(S)	1/18/2029	—	—	—	—%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	8.91%	5.25%	-	SOFR(Q)	8/1/2031	3,708	3,658	3,671	1.1%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	8/1/2031	93	89	93	—%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	12/31/2031	820	813	820	0.2%
		First lien senior secured revolving loan	10.75%	4.00%	-	PRIME	12/31/2031	18	16	18	—%
								20,603	20,288	20,617	5.9%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(6)(7)	First lien senior secured loan	-	-	-	-	7/20/2027	2,491	2,405	1,949	0.6%
		First lien senior secured loan	-	-	-	-	7/20/2027	77	77	77	—%
		First lien senior secured revolving loan	-	-	-	-	7/20/2027	427	413	334	0.1%
								2,995	2,895	2,360	0.7%
Distributors (Trading companies & distributors)	(9)
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	8.92%	5.25%	-	SOFR(M)	7/22/2027	2,900	2,866	2,893	0.8%
CGI Automated Manufacturing, LLC		First lien senior secured loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	1,490	1,468	1,490	0.4%
		First lien senior secured delayed draw loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	1,244	1,224	1,244	0.4%
		First lien senior secured revolving loan	10.93%	7.26%	-	SOFR(Q)	12/15/2028	—	—	—	—%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	9.70%	6.00%	-	SOFR(Q)	7/12/2029	1,496	1,450	1,496	0.4%
		First lien senior secured loan	9.70%	6.00%	-	SOFR(Q)	7/12/2029	476	469	476	0.1%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.35%	6.65%	-	SOFR(Q)	11/1/2027	6,790	6,724	6,790	1.9%
Genuine Cable Group, LLC		First lien senior secured loan	9.02%	5.35%	-	SOFR(M)	5/3/2027	4,821	4,785	4,821	1.4%
		First lien senior secured loan	9.02%	5.35%	-	SOFR(M)	5/3/2027	1,945	1,932	1,945	0.6%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.52%	5.85%	-	SOFR(M)	7/30/2027	2,872	2,856	2,872	0.8%
		First lien senior secured loan	9.52%	5.85%	-	SOFR(M)	7/30/2027	648	639	648	0.2%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.45%	4.75%	-	SOFR(Q)	3/1/2029	589	589	589	0.2%
		First lien senior secured delayed draw loan	8.45%	4.75%	-	SOFR(Q)	3/1/2029	589	589	589	0.2%
		First lien senior secured revolving loan	8.45%	4.75%	-	SOFR(Q)	3/1/2029	190	180	190	0.1%
		First lien senior secured loan	8.45%	4.75%	-	SOFR(Q)	3/1/2029	3,092	3,034	3,092	0.9%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	1/24/2030	5,145	5,033	5,196	1.4%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	1/24/2030	—	—	—	—%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	12/27/2029	4,347	4,302	4,347	1.2%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	12/27/2029	176	175	176	0.1%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(M)	12/27/2029	924	918	924	0.3%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(M)	12/27/2029	—	—	—	—%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	10/23/2029	1,659	1,631	1,659	0.5%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	10/23/2029	779	767	779	0.2%
								42,172	41,631	42,216	12.1%
Wireless telecommunication services
Centerline Communications, LLC	(10)	First lien senior secured loan	11.82%	8.15%	-	SOFR(Q)	6/1/2028	110	108	111	—%
	(10)	First lien senior secured delayed draw loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	3,271	3,246	2,993	0.9%
	(10)	First lien senior secured loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	729	720	667	0.2%
								4,110	4,074	3,771	1.1%
Total Debt Investments								319,182	314,628	315,786	90.3%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)	Investment	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(7)(11)
Siegel Parent, LLC	(8)(12)	Class A units	1/21/2026	702	-	-	-
Total Equity Investments					-	-	-
Total Debt and Equity Investments					314,628	315,786	90.3%

		Number of		Fair	Percentage
		Shares	Cost	Value	of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.52%	(13)	37,620,221	37,620	37,620	10.8%
Total Investments in Money Market Funds		37,620,221	37,620	37,620	10.8%
Total Investments			$352,248	$353,406	101.1%
Liabilities in Excess of Other Assets				(3,558)	(1.1)%
Net Assets				$349,848	100.0%

(1)
As of March 31, 2026, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the total value of the Company’s non-controlled, non-affiliated investments was $314,142.
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
(5)
As of March 31, 2026, the tax cost of the Company’s investments approximates their amortized cost.
(6)
Debt investment on non-accrual status as of March 31, 2026.
(7)
Non-income producing investment.
(8)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” and "control" of this portfolio company as the Company owns more than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”).

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

In January 2026, the Company completed an equity restructuring of its investment in Siegel Egg Co., LLC whereby the Company obtained 7.0% of the equity of the portfolio company (Kayne Anderson affiliates in aggregate own 100%). The terms of the existing debt remain unchanged with the restructure.

As of March 31, 2026, the total value of the Company's investments in controlled affiliates was $1,644 (1.0% of amortized cost of total long-term investments) and are described below.

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains(Losses)	Value at 03/31/2026	Interest and PIK Income	Dividend Income	Other Income
Siegel Egg Co., LLC - debt investment	$-	$2,016	$-	$(372)	$1,644	$-	$-	$-
Siegel Egg Co., LLC - equity investment	-	-	-	-	-	-	-	-
Total	$-	$2,016	$-	$(372)	$1,644	$-	$-	$-
(9)
The Company uses Global Industry Classification (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. In instances where the composition of portfolio companies within a category does not as closely align with the GICS, Level 3 – Industry, the Company presents a more specific description, keeping the GICS, Level 3 – Industry in parenthesis for reference.
(10)
All or a portion of the stated interest rate may be settled in PIK for a specified period pursuant to the credit agreement.
(11)
Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(12)
The Company owns 7.0% of a pass-through limited liability company, KAPC NewCo, LLC ("NewCo"), which holds the Company’s equity investment in Siegel Parent, LLC. Through the Company’s ownership of NewCo, the Company owns the respective units listed above in the Schedule of Investments.
(13)
The indicated rate is the yield as of March 31, 2026.

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

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread	PIK Rate	Reference(2)	Maturity Date	Principal / Par	Amortized Cost(3)(4)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	178	178	178	0.1%
		First lien senior secured revolving loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	99	94	99	0.0%
		First lien senior secured loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	220	218	220	0.1%
		First lien senior secured loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	3,326	3,277	3,326	1.0%
Envirotech Services, LLC		First lien senior secured loan	9.34%	5.50%	-	SOFR(S)	1/18/2029	5,655	5,569	5,677	1.6%
		First lien senior secured loan	9.33%	5.50%	-	SOFR(S)	1/18/2029	21	5	21	0.0%
		First lien senior secured revolving loan	9.33%	5.50%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	9.10%	5.25%	-	SOFR(Q)	8/1/2031	3,718	3,666	3,718	1.1%
		First lien senior secured revolving loan	9.10%	5.25%	-	SOFR(Q)	8/1/2031	93	88	93	0.0%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	12/31/2031	822	812	822	0.2%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(Q)	12/31/2031	-	-	-	0.0%
								20,556	20,236	20,630	5.9%

Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.07%	7.40%	3.00%	SOFR(Q)	7/20/2027	2,425	2,377	2,158	0.6%
		First lien senior secured revolving loan	14.07%	7.40%	3.00%	SOFR(Q)	7/20/2027	415	408	370	0.1%
								2,840	2,785	2,528	0.7%
Distributors (Trading companies & distributors)	(8)
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	8.97%	5.25%	-	SOFR(M)	7/22/2027	2,907	2,866	2,907	0.8%
CGI Automated Manufacturing, LLC		First lien senior secured loan	10.83%	2.61%	4.50%	SOFR(M)	12/15/2028	1,483	1,460	1,475	0.4%
		First lien senior secured delayed draw loan	10.83%	2.61%	4.50%	SOFR(M)	12/15/2028	1,238	1,217	1,232	0.4%
		First lien senior secured revolving loan	10.83%	7.11%	-	SOFR(M)	12/15/2028	-	-	-	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	7/12/2029	1,500	1,451	1,500	0.4%
		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	7/12/2029	477	470	477	0.1%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.32%	6.65%	-	SOFR(Q)	11/1/2027	6,808	6,732	6,808	1.9%
Genuine Cable Group, LLC		First lien senior secured loan	9.57%	5.85%	-	SOFR(M)	11/1/2026	4,838	4,799	4,825	1.4%
		First lien senior secured loan	9.57%	5.85%	-	SOFR(M)	11/1/2026	1,950	1,936	1,945	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	2,880	2,861	2,880	0.8%
		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	650	632	650	0.2%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	591	591	591	0.2%
		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	591	591	591	0.2%
		First lien senior secured revolving loan	8.42%	4.75%	-	SOFR(M)	3/1/2029	203	192	203	0.1%
		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	3,100	3,037	3,100	0.9%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.37%	5.50%	-	SOFR(Q)	1/24/2030	5,158	5,041	5,209	1.5%
		First lien senior secured revolving loan	9.37%	5.50%	-	SOFR(Q)	1/24/2030	-	-	-	0.0%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	4,358	4,310	4,358	1.2%
		First lien senior secured loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	177	175	177	0.1%
		First lien senior secured delayed draw loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	926	920	926	0.3%
		First lien senior secured revolving loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	9.72%	6.00%	-	SOFR(Q)	8/1/2030	3,910	3,845	3,910	1.1%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.36%	5.50%	-	SOFR(Q)	10/23/2029	1,663	1,634	1,663	0.5%
		First lien senior secured revolving loan	9.36%	5.50%	-	SOFR(Q)	10/23/2029	779	766	779	0.2%
								46,187	45,526	46,206	13.2%
Wireless telecommunication services
Centerline Communications, LLC	(9)	First lien senior secured loan	11.97%	-	11.97%	SOFR(Q)	8/10/2027	109	107	109	0.0%
	(9)	First lien senior secured delayed draw loan	11.47%	-	11.47%	SOFR(Q)	8/10/2027	3,265	3,236	2,955	0.8%
	(9)	First lien senior secured loan	11.47%	-	11.47%	SOFR(Q)	8/10/2027	728	718	659	0.2%
								4,102	4,061	3,723	1.0%
Total Debt Investments								319,573	314,856	317,355	90.6%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s)

Portfolio Company(1)	Footnotes	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.63%	(10)	34,360,779	34,361	34,361	9.8%
Total Short-Term Investments		34,360,779	34,361	34,361	9.8%
Total Investments			$349,217	$351,716	100.4%
				-
Liabilities in Excess of Other Assets				(1,613)	(0.4)%
Net Assets				$350,103	100.0%

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

As of March 31, 2026, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($35,535 is undrawn). On March 5, 2026, the majority of the Company's stockholders extended the initial term of the commitment period for a two-year period, ending December 16, 2028.

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

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of March 31, 2026, KDL Corp, LLC held no investments.

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

•
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
•
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
•
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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026 and 2025, the Company had $173 and $44 respectively, of PIK interest included in interest income, which represents 2.1% and 0.6%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of March 31, 2026, the Company's debt investments on non-accrual status comprised 1.9% and 1.3%, respectively, of total debt investments at cost and fair value. As of March 31, 2025, the Company's debt investments on non-accrual status comprised 0.9% and 0.7%, respectively, of total debt investments at cost and fair value.

G. Debt Issuance Costs– Costs incurred by the Company related to the issuance of its debt (credit facilities) are capitalized and amortized over the period the debt is outstanding. The Company has classified the costs incurred to issue its credit facilities as a deduction from the carrying value of the credit facilities on the Statement of Assets and Liabilities. For the purpose of calculating the Company’s asset coverage ratios pursuant to the 1940 Act, deferred issuance costs are not deducted from the carrying value of debt or preferred stock.

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

K. Recent Accounting Pronouncements – In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 as of the year ended December 31, 2025 on a prospective basis. There are no federal or state taxes recorded by the Company as there is no activity at KDL Corp, LLC, which is treated as a corporation for U.S. tax purposes.

Note 3. Agreements and Related Party Transactions

A. Controlled / Affiliated Portfolio Companies — under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated, and non-controlled, affiliated, investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

B. Administration Agreement—on December 16, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 12, 2026, the Board approved an additional one-year term of the Administration Agreement through March 15, 2027.

The Company reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement. As the Company reimburses the Administrator for its expenses, the Company indirectly bears such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

C. Investment Advisory Agreement – on December 16, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a management fee for investment advisory and management services. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On February 12, 2026, the Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2027.

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

For the three months ended March 31, 2026 and 2025, the Company incurred management fees of $585 and $521, respectively.

D. Other – Kayne Anderson, an affiliate of the Advisor, did not make any equity contributions during the three months ended March 31, 2026.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$314,628	$315,786	$314,856	$317,355
Investments in money market funds	37,620	37,620	34,361	34,361
Total Investments	$352,248	$353,406	$349,217	$351,716

As of March 31, 2026 and December 31, 2025, all of the company's debt investments were qualifying assets.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Health care providers & services	14.5%	14.0%
Distributors	13.4%	14.6%
Commercial services & supplies	11.1%	11.6%
Food products	10.9%	10.9%
Containers & packaging	9.0%	8.1%
Professional services	6.5%	6.5%
Machinery	5.6%	6.9%
Aerospace & defense	3.5%	3.5%
Chemicals	3.3%	3.3%
Leisure products	3.3%	3.2%
Building products	2.4%	2.3%
Personal care products	2.2%	0.8%
Household products	2.1%	2.1%
Automobile components	2.0%	1.9%
Diversified consumer services	1.6%	1.6%
IT services	1.6%	1.6%
Biotechnology	1.4%	1.4%
Household durables	1.4%	1.4%

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Wireless telecommunication services	1.2%	1.2%
Health care equipment & supplies	0.9%	0.9%
Diversified telecommunication services	0.8%	0.8%
Textiles, apparel & luxury goods	0.7%	0.8%
Insurance	0.6%	0.6%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of March 31, 2026 and December 31, 2025. Note that the fair value hierarchy levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2026
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$315,786	$315,786
Investments in money market funds	37,620	-	-	37,620
Total Investments	$37,620	$-	$315,786	$353,406

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

	Fair Value Hierarchy as of December 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$317,355	$317,355
Investments in money market funds	34,361	-	-	34,361
Total Investments	$34,361	$-	$317,355	$351,716

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026	First-lien senior secured debt investments
Fair value, beginning of period	$317,355
Purchases of investments	13,932
Proceeds from sales of investments and principal repayments	(14,831)
Net change in unrealized gain (loss)	(1,341)
Net realized gain (loss)	-
Net accretion of discount on investments	507
PIK interest	164
Transfers into (out of) Level 3	-
Fair value, end of period	$315,786

For the three months ended March 31, 2025	First-lien senior secured debt investments
Fair value, beginning of period	$261,833
Purchases of investments	52,314
Proceeds from principal payments and sales of investments	(11,659)
Net change in unrealized gain (loss)	55
Net realized gain (loss)	-
Net accretion of discount on investments	515
PIK interest	54
Transfers into (out of) Level 3	-
Fair value, end of period	$303,112

For the three months ended March 31, 2026 and 2025, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$315,786	Discounted cash flow analysis	Discount rate	6.5% - 20.6%	9.5%

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$317,355	Discounted cash flow analysis	Discount rate	6.4% - 15.0%	9.2%

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

Note 6. Debt

As of March 31, 2026, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $10,000 and a maturity date of February 19, 2027. The Subscription Credit Facility permits the Company to borrow up to $10,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. Under the terms of the Subscription Credit Facility, the Company has the ability to reduce the total commitment. Once reduced, the total commitment may not be increased. As of March 31, 2026, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$10,000	$-	$10,000
Total debt	$10,000	$-	$10,000

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)
The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, the Company did not have any amounts outstanding under the Subscription Credit Facility. As of March 31, 2025, the Company had $2,500 outstanding under the Subscription Credit Facility at a weighted average interest rate of 6.63%. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Common Stock and Share Transactions

As of March 31, 2026, the Company had 100,000 shares of common stock authorized and 67,180 shares outstanding. As of March 31, 2026, Kayne Anderson owned 611 shares of the Company.

Common Stock Issuances

For the three months ended March 31, 2026, there were no capital stock shares issued related to capital call notices.

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended March 31, 2025.

For the three months ended March 31, 2025
Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 13, 2025	$5,259	4,754	$25,000
Total common stock issued		4,754	$25,000

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

As of March 31, 2026, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $35,535 of undrawn commitments at March 31, 2026.

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the three months ended March 31, 2026 and 2025, respectively. See Note 12 – Subsequent Events.

For the three months ended March 31, 2026
Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
February 12, 2026	March 31, 2026	April 16, 2026	$115.00
Total dividends declared			$115.00

For the three months ended March 31, 2025
Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
February 19, 2025	March 31, 2025	April 15, 2025	$132.00
Total dividends declared			$132.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the three months ended March 31, 2026 and 2025, respectively. See Note 12 – Subsequent Events.

For the three months ended March 31, 2026
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 31, 2025	January 16, 2026	243	$1,273
		243	$1,273

For the dividend with a record date of March 31, 2026 and paid on April 16, 2026, there were 221 shares issued with a DRIP value of $1,148. These shares are excluded from the table above, as the DRIP shares were issued after March 31, 2026.

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

Note 8. Commitments and Contingencies

The Company had an aggregate of $39,859 and $40,922, respectively, of unfunded commitments, including $28,669 and $27,373, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of March 31, 2026 and December 31, 2025. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity.

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

A summary of the composition of the unfunded commitments as of March 31, 2026 and December 31, 2025 is shown in the table below.

	As of	As of
	March 31, 2026	December 31, 2025
Aegis Toxicology Sciences Corporation	$1,065	$1,065
Aeritek Global Holdings LLC	176	133
Alcami Corporation	377	432
Allcat Claims Service, LLC	2,395	2,395
Allentown, LLC	185	276
American Equipment Holdings LLC	423	634
Bloomington Holdings, LP (BW Fusion)	1,864	1,193
BLP Buyer, Inc. (Bishop Lifting Products)	71	163
Brightview, LLC	1,411	26
Carton Packaging Buyer, Inc. (Century Box)	447	447
CCFF Parent, LLC (California Custom Fruits)	1,727	1,757
CGI Automated Manufacturing, LLC	160	160
CI (MG) Group LLC (Mariani Premier Group)	1,085	1,093
City Line Distributors LLC	533	533
CMT Intermediate Holdings, LLC (Capital Machine)	756	756
CREO Group Inc. (HMS Manufacturing)	75	182
Curio Brands, LLC	568	568
Del-Air Heating, Air Conditioning & Refrigeration	686	686
DISA Holdings Corp.	198	277
Diverzify Intermediate, LLC	-	811
ECS Opco 1, LLC (Spectrum Vascular)	629	630
Envirotech Services, LLC	1,180	1,180
Fastener Distribution Holdings, LLC	871	871
Gage CR Acquisition, LLC	1,050	1,050
Guardian Dentistry Practice Management, LLC	1,390	62
Gulf Pacific Acquisition, LLC	129	77
IF&P Foods, LLC (FreshEdge)	43	256
Improving Acquisition, LLC	295	295
Integrated Dermatology	2,020	2,058
J&K Ingredients, LLC	278	278
KAMC Holdings, Inc. (Franklin Energy)	270	270
Krayden Holdings, Inc.	435	423
Lakewood Acquisition Corporation (R&B Wholesale)	1,803	1,803
LEM Buyer, Inc. (CFS Technologies Intermediate)	268	383
Light Wave Dental Management, LLC	63	63
LSL Industries, LLC	448	448
MacNeill Pride Group Corp.	346	346
ML Buyer, LLC (Mama Lycha Foods, LLC)	725	703

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

	As of	As of
	March 31, 2026	December 31, 2025
Monza Purchaser, LLC (Smyth)	936	1,223
MRC Keystone Acquisition LLC (Automated Handling	785	785
NMA Holdings, LLC (Neuromonitoring Associates)	1,292	1,292
OAO Acquisitions, Inc. (BearCom)	515	515
PGI Parent LLC (Prime Electric)	160	178
PH Beauty Holdings III, Inc.	352	352
Redwood MSO, LLC (Smile Partners)	76	275
Project Tahoe Acquisition Corp (Norton Packaging)	845	-
Refocus Management Services, LLC	323	966
RMH Systems, LLC	1,571	1,571
The Robinette Company	344	344
Ruff Roofers Buyer, LLC	1,825	1,825
Speedstar Holding LLC	111	111
Superior Intermediate LLC (Landmark Structures)	597	1,885
Tapco Buyer LLC	555	1,734
TL Atlas Merger Sub Corp. (Zep)	1,430	838
United Titanium LLC	768	768
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	506	1,054
Workholding US Holdings, LLC (Forkardt Hardinge)	63	63
Worldwide Produce Acquisition, LLC	360	360
	$39,859	$40,922

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2026 and 2025.

	For the three months ended
	March 31,	March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$6,198	$7,121
Weighted average shares of common stock outstanding - basic and diluted	67,140	54,466
Earnings (loss) per share of common stock - basic and diluted	$92	$131

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025.

	For the three months ended
	March 31,
	(amounts in thousands, except share and per share amounts)
	2026	2025
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,230	$5,259

Results of Operations:
Net Investment Income (loss)	112	130
Net Realized and Unrealized Gain (Loss) on Investments(2)	(19)	(5)
Net Increase (Decrease) in Net Assets Resulting from Operations	93	125

Dividends to Common Stockholders
Dividends from Net Investment Income	(115)	(132)
Net Decrease in Net Assets Resulting from Dividends	(115)	(132)
Net Asset Value, End of Period	$5,208	$5,252

Shares Outstanding, End of Period	67,180	56,769

Ratio/Supplemental Data
Net assets, end of period	$349,848	$298,171
Weighted-average shares outstanding	67,140	54,466
Total Return(3)	1.8%	2.4%
Portfolio turnover	4.4%	4.1%
Ratio of operating expenses to average net assets(4)	1.0%	1.2%
Ratio of net investment income (loss) to average net assets(4)	8.7%	10.0%

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

On April 16, 2026, the Company paid a dividend of $115 per share to each common stockholder of record as of March 31, 2026. The total distribution was $7,726 and $1,148 was reinvested into the Company through the issuance of 221 shares of common stock.

On May 5, 2026, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $110 per share. The dividend of $110 per share will be paid on July 16, 2026 to stockholders of record as of the close of business on June 30, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We intend to have nearly all of our debt investments in private middle market companies. We use “private” to refer to companies that are not traded on a securities exchange and define “middle market companies” as companies that, in general, generate between $10 million and $150 million of annual earnings before interest, taxes, depreciation and amortization, or EBITDA. Further, we refer to companies that generate between $10 million and $75 million of annual EBITDA as “core middle market companies” and companies that generate between $75 million and $150 million, or more, of annual EBITDA as “upper middle market companies.” We typically adjust EBITDA for non-recurring and/or normalizing items to assess the financial performance of our borrowers over time.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.3 billion related to middle market private credit as of March 31, 2026.

Recent Developments

On April 16, 2026, we paid a dividend of $115 per share to each common stockholder of record as of March 31, 2026. The total dividend was $7.7 million and, of this amount, $1.1 million was reinvested into the Company through the issuance of 221 shares of common stock.

On May 5, 2026, our Board of Directors declared a dividend to common stockholders in the amount of $110 per share. The dividend of $110 per share will be paid on July 16, 2026 to stockholders of record as of the close of business on June 30, 2026, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of March 31, 2026, we had investments in 82 portfolio companies with an aggregate fair value of approximately $315.8 million, and unfunded commitments to these portfolio companies of $39.9 million, and our portfolio consisted of 100% first lien senior secured loans. As of March 31, 2026, the weighted average remaining term of our debt investments was 3.2 years based on principal amount.

As of March 31, 2026, 99.97% of our debt investments, based on principal amount, had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Private middle market loans	10.0%	10.1%	9.9%	9.9%

As of March 31, 2026, our portfolio was invested across 23 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of March 31, 2026 were Health Care Providers & Services, Distributors, Commercial Services & Supplies and Food Products, which represented, as a percentage of our portfolio of long-term investments, 14.5%, 13.4%, 11.1% and 10.9% respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of March 31, 2026, our average position size based on total investment commitments (at the portfolio company level) was $4.4 million.

As of March 31, 2026, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $53.0 million and $39.0 million, respectively, based on fair value1.

As of March 31, 2026, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.6%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

1.
Excludes investments on watch list, which represent 2.5% of the total fair value of debt investments as of March 31, 2026.

As of March 31, 2026, we had debt investments on non-accrual status, which represented 1.3% and 1.9% total debt investments at fair value and cost, respectively.

As of March 31, 2026, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was 4.4x and 2.4x, respectively, based on fair value1.

As of March 31, 2026, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended
	March 31,
	2026	2025
	($ in millions)	($ in millions)
New investments:
Gross new investments commitments	$12.5	$62.2
Less: investment commitments sold down, exited or repaid(1)	(14.0)	(11.0)
Net investment commitments	$(1.5)	$51.2

Principal amount of investments funded:
Private credit investments	$14.4	$53.4
Liquid credit investments	-	-
Total principal amount of investments funded	$14.4	$53.4

Principal amount of investments sold / repaid:
Private credit investments	$(14.8)	$(11.7)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	$(14.8)	$(11.7)

Number of new debt investment commitments	9	13
Average new debt investment commitment amount	$1.4	$4.8
Weighted average maturity for new debt investment commitments(2)	4.6 years	4.6 years
Percentage of new debt investment commitments at floating rates	99.6%	100.0%
Percentage of new debt investment commitments at fixed rates	0.4%	0.0%
Weighted average interest rate of new debt investment commitments(3)	9.0%	9.8%
Weighted average interest rate on debt investment sold or paid down(4)	9.5%	10.2%

(1)
Does not include repayments on revolving loans, which may be redrawn.
(2)
For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.
(3)
Based on the rate in effect at March 31, 2026 per our Consolidated Schedule of Investments for new debt commitments entered into during the quarter.
(4)
Based on the underlying rate if still held at March 31, 2026. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of March 31, 2026 and December 31, 2025.

As of March 31, 2026				As of December 31, 2025
Fair Value	%	Number of	%	Fair Value	%	Number of	%
($ in millions)		Companies		($ in millions)		Companies
$7.8	2.5%	3	3.7%	$8.1	2.6%	3	3.6%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Health care providers & services	14.5%	14.0%
Distributors	13.4%	14.6%
Commercial services & supplies	11.1%	11.6%
Food products	10.9%	10.9%
Containers & packaging	9.0%	8.1%
Professional services	6.5%	6.5%
Machinery	5.6%	6.9%
Aerospace & defense	3.5%	3.5%
Chemicals	3.3%	3.3%
Leisure products	3.3%	3.2%
Building products	2.4%	2.3%
Personal care products	2.2%	0.8%
Household products	2.1%	2.1%
Automobile components	2.0%	1.9%
Diversified consumer services	1.6%	1.6%
IT services	1.6%	1.6%
Biotechnology	1.4%	1.4%
Household durables	1.4%	1.4%
Wireless telecommunication services	1.2%	1.2%
Health care equipment & supplies	0.9%	0.9%
Diversified telecommunication services	0.8%	0.8%
Textiles, apparel & luxury goods	0.7%	0.8%
Insurance	0.6%	0.6%
	100.0%	100.0%

Results of Operations

For the three months ended March 31, 2026 and 2025, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	2026	2025
	($ in millions)	($ in millions)
Total investment income	$8.40	$7.93
Less: Net expenses	(0.86)	(0.86)
Net investment income	7.54	7.07
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	(1.34)	0.05
Net increase (decrease) in net assets resulting from operations	$6.20	$7.12

Investment Income

Investment income for the three months ended March 31, 2026 and 2025 totaled $8.4 million and $7.9 million, respectively, and consisted primarily of interest income on our debt investments. For the three months ended March 31, 2026 and 2025, we had $0.2 million and $0.04 million, respectively, of PIK interest included in interest income.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended
	March 31,
	2026	2025
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.02	$0.05
Management fees	0.59	0.52
Other operating expenses	0.21	0.25
Directors fees	0.04	0.04
Total expenses	$0.86	$0.86

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2026 and 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended
	March 31,
	2026	2025
	($ in millions)	($ in millions)
Unrealized gains on investments	$0.36	$1.24
Unrealized (losses) on investments	(1.70)	(1.19)
Net change in unrealized gains (losses) on investments	$(1.34)	$0.05

For the three months ended March 31, 2026 and 2025, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the three months ended March 31,
2026
($ in millions)
Portfolio Company
INW Manufacturing, LLC	$0.09
Project Tahoe Acquisition Corp (Norton Packaging)	0.04
Monza Purchaser, LLC (Smyth)	0.04
Centerline Communications, LLC	0.03
Brightview, LLC	0.03
Other portfolio companies unrealized gains	0.13
Other portfolio companies unrealized (losses)	(0.66)
TL Alpine Holding Corp. (Air Distribution Tech)	(0.06)
Diverzify Intermediate, LLC	(0.14)
Connect America.Com, LLC	(0.19)
American Soccer Company, Incorporated (SCORE)	(0.28)
Siegel Egg Co., LLC	(0.37)
Total Change in Unrealized Gain (Loss), net	$(1.34)

For the three months ended March 31,
2025
($ in millions)
Portfolio Company
Lakewood Acquisition Corporation (R&B Wholesale)	$0.14
CREO Group Inc. (HMS Manufacturing)	0.14
Olibre Borrower LLC (Revelyst)	0.12
Monza Purchaser, LLC (Smyth)	0.09
CMT Intermediate Holdings (Capital Machine Technologies)	0.08
Other portfolio companies unrealized gains	0.67
Other portfolio companies unrealized (losses)	(0.59)
Alcami Corporation	(0.05)
Worldwide Produce Acquisition, LLC	(0.06)
Centerline Communications, LLC	(0.07)
Innopak Industries, Inc.	(0.09)
Siegel Egg Co., LLC	(0.33)
Total Change in Unrealized Gain (Loss), net	$0.05

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2026 and December 31, 2025, respectively, we did not have any borrowings outstanding under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of March 31, 2026, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $39.5 million (including investments in money market funds). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of May 5, 2026, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $27.8 million (including investments in money market funds).

Capital Commitments and Contributions

During the three months ended March 31, 2026, we did not issue any shares of our common stock related to capital calls. During the three months ended March 31, 2025, we issued and sold 4,754 shares of our common stock related to capital called at an aggregate purchase price of $25 million. As of May 5, 2026, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $35.5 million ($318.0 million or 90.0% funded). On March 5, 2026, the majority of our stockholders extended the initial term of the commitment period for a two-year period, ending December 16, 2028.

Credit Facility

Subscription Credit Facility. We are party to a senior secured revolving credit facility (the “Subscription Credit Facility”) that has a total commitment of $10 million and a maturity date of February 19, 2027. The Subscription Credit Facility permits us to borrow up to $10 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. Under the terms of the Subscription Credit Facility, we have the ability to reduce the total commitment. Once reduced, the total commitment may not be increased. The interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% per annum with no floor. We are also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of March 31, 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had an aggregate $39.9 million and $40.9 million , respectively, of unfunded commitments, including $28.7 million and $27.4 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2026, for more information on our critical accounting policies.

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

•
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
•
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
•
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

For services rendered under the Investment Advisory Agreement, we pay a management fee quarterly in arrears to our Advisor based on the fair market value of our investments including, in each case, assets purchased with borrowings under credit facilities, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

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

Controlled, Affiliated Investments. We hold investments in Siegel Egg Co., LLC, which are controlled, affiliated investments, as defined in the 1940 Act. See “Item 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of March 31, 2026 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(6.3)	$-	$(6.3)
Down 100 basis points	$(3.1)	$-	$(3.1)
Up 100 basis points	$3.1	$-	$3.1
Up 200 basis points	$6.3	$-	$6.3

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, we did not have any issuances and sales related to offerings of common stock.

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

Date: May 11, 2026

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 11, 2026

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 11, 2026

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)