Form 10-Q
period 2026-06-30
Kayne DL 2021, Inc.
filed 2026-08-10
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 67,613 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2026
	(Unaudited)	December 31, 2025
Assets:
Portfolio company investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $326,528 and $314,856)	$327,870	$317,355
Controlled affiliated investments (amortized cost of $3,183 and $0)	1,531	-
Total portfolio company investments, at fair value (amortized cost of $329,711 and $314,856)	329,401	317,355
Investments in money market funds (amortized cost of $22,597 and $34,361)	22,597	34,361
Cash	2,665	2,877
Deposits for investments	-	2,384
Receivable for principal payments on investments	68	19
Interest receivable	2,984	2,618
Prepaid expenses and other assets	67	58
Total Assets	$357,782	$359,672
Liabilities:
Unamortized Subscription Credit Facility issuance costs	$(28)	$-
Distributions payable	7,414	8,568
Management fee payable	603	612
Accrued expenses and other liabilities	348	389
Total Liabilities	$8,337	$9,569

Commitments and contingencies (Note 8)
Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 67,401 and 66,937 as of June 30, 2026 and December 31, 2025, respectively, issued and outstanding	$-	$-
Additional paid-in capital	350,171	347,749
Total distributable earnings (deficit)	(726)	2,354
Total Net Assets	$349,445	$350,103
Total Liabilities and Net Assets	$357,782	$359,672
Net Asset Value Per Common Share	$5,185	$5,230

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$7,846	$8,323	$15,736	$16,153
Payment-in-kind interest income from non-controlled, non-affiliated	337	266	510	310
Dividend income	253	115	586	172
Total Investment Income	8,436	8,704	16,832	16,635
Expenses:
Interest expense	17	56	34	103
Management fees	603	579	1,188	1,100
Professional fees	104	99	210	212
Directors fees	41	41	82	82
Other general and administrative expenses	107	122	215	265
Total Expenses	872	897	1,729	1,762
Net Investment Income (Loss)	7,564	7,807	15,103	14,873
Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(236)	-	(236)	-
Total net realized gains (losses)	(236)	-	(236)	-
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,352)	(128)	(2,321)	(73)
Controlled, affiliated investments	(114)	-	(486)	-
Total net change in unrealized gains (losses)	(1,466)	(128)	(2,807)	(73)
Total realized and unrealized gains (losses)	(1,702)	(128)	(3,043)	(73)

Net Increase in Net Assets Resulting from Operations	$5,862	$7,679	$12,060	$14,800

Basic and diluted net investment income per share	$112	$130	$225	$259
Basic and diluted net increase in net assets resulting from operations per share	$87	$128	$179	$258
Weighted Average Common Shares Outstanding - Basic and Diluted	67,365	60,192	67,253	57,345

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$7,564	$7,807	$15,103	$14,873
Net realized gains (losses) on investments	(236)	-	(236)	-
Net change in unrealized gains (losses) on investments	(1,466)	(128)	(2,807)	(73)
Net Increase in Net Assets Resulting from Operations	5,862	7,679	12,060	14,800
Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(7,414)	(7,286)	(15,140)	(14,779)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(7,414)	(7,286)	(15,140)	(14,779)
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	25,000	-	50,000
Reinvestment of dividends	1,149	1,114	2,422	2,184
Net Increase in Net Assets Resulting from Capital Share Transactions	1,149	26,114	2,422	52,184
Total Increase (Decrease) in Net Assets	(403)	26,507	(658)	52,205
Net Assets, Beginning of Period	349,848	298,171	350,103	272,473
Net Assets, End of Period	$349,445	$324,678	$349,445	$324,678

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,060	$14,800
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	236	-
Net change in unrealized (gains)/losses on investments	2,807	73
Net accretion of discount on investments	(969)	(1,000)
Sales (purchases) of investments in money market funds, net	11,764	2,028
Purchases of portfolio investments	(32,664)	(73,706)
Proceeds from sales of investments and principal repayments	19,250	20,384
Paid-in-kind interest from portfolio investments	(510)	(310)
Amortization of deferred financing cost	16	26
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in deposits for investments	2,384	-
(Increase)/decrease in interest and dividends receivable	(562)	(882)
(Increase)/decrease in receivable for principal payments on investments	(49)	(46)
(Increase)/decrease in prepaid expenses and other assets	(9)	68
Increase/(decrease) in management fees payable	(9)	98
Increase/(decrease) in accrued expenses and other liabilities	(41)	74
Net cash provided by (used in) operating activities	13,704	(38,393)
Cash Flows from Financing Activities:
Payments of debt issuance costs	(44)	(16)
Dividends paid in cash	(13,872)	(12,511)
Proceeds from issuance of common shares	-	50,000
Net cash provided by (used in) financing activities	(13,916)	37,473
Net increase (decrease) in cash	(212)	(920)
Cash, beginning of period	2,877	2,899
Cash, end of period	$2,665	$1,979
Supplemental and Non-Cash Information:
Interest paid during the period	$27	$78
Non-cash financing activities not included herein consisted of reinvestment of dividends	$2,422	$2,184

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & defense
Fastener Distribution Holdings, LLC		First lien senior secured delayed draw loan	8.48%	4.75%	-	SOFR(Q)	11/4/2031	$542	$542	$542	0.2%
		First lien senior secured loan	8.48%	4.75%	-	SOFR(Q)	11/4/2031	3,736	3,709	3,736	1.1%
Quatro Parent, Inc. (S3 AeroDefense)		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	5/1/2032	-	-	-	0.0%
		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	5/1/2032	2,857	2,802	2,857	0.8%
Vitesse Systems Parent, LLC		First lien senior secured revolving loan	10.99%	7.26%	-	SOFR(Q)	12/22/2028	1,043	1,031	1,043	0.3%
		First lien senior secured loan	10.99%	7.26%	-	SOFR(Q)	12/22/2028	5,808	5,725	5,808	1.6%
								13,986	13,809	13,986	4.0%
Automobile components
Speedstar Holding LLC		First lien senior secured delayed draw loan	9.68%	6.00%	-	SOFR(Q)	7/22/2027	110	110	100	0.0%
		First lien senior secured loan	9.68%	6.00%	-	SOFR(Q)	7/22/2027	1,004	999	914	0.3%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	9.98%	6.25%	-	SOFR(Q)	7/23/2029	5,003	4,934	5,003	1.4%
								6,117	6,043	6,017	1.7%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	9.32%	5.65%	-	SOFR(Q)	12/21/2029	118	117	118	0.0%
		First lien senior secured delayed draw loan	9.24%	5.60%	-	SOFR(M)	12/21/2029	292	291	292	0.1%
		First lien senior secured delayed draw loan	9.24%	5.60%	-	SOFR(M)	12/21/2029	3	3	3	0.0%
		First lien senior secured loan	9.32%	5.65%	-	SOFR(Q)	12/21/2029	36	36	36	0.0%
		First lien senior secured revolving loan	9.32%	5.65%	-	SOFR(Q)	12/21/2029	-	-	-	0.0%
		First lien senior secured loan	9.32%	5.65%	-	SOFR(Q)	12/21/2029	3,966	3,954	3,966	1.2%
								4,415	4,401	4,415	1.3%
Building products
Big Top Holdings, LLC		First lien senior secured delayed draw loan	8.99%	5.25%	-	SOFR(Q)	2/28/2031	-	-	-	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured revolving loan	8.99%	5.25%	-	SOFR(Q)	2/28/2031	-	-	-	0.0%
		First lien senior secured loan	8.99%	5.25%	-	SOFR(Q)	2/28/2031	3,605	3,544	3,605	1.1%
Ruff Roofers Buyer, LLC		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	1,180	1,162	1,168	0.3%
		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	428	415	423	0.1%
		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	592	592	586	0.2%
		First lien senior secured revolving loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	1,579	1,548	1,563	0.4%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc)		First lien senior secured delayed draw loan	8.98%	5.25%	-	SOFR(Q)	7/15/2029	402	398	402	0.1%
		First lien senior secured revolving loan	8.98%	5.25%	-	SOFR(Q)	7/15/2029	289	279	289	0.1%
		First lien senior secured loan	8.98%	5.25%	-	SOFR(Q)	7/15/2029	3,349	3,293	3,349	1.0%
								11,424	11,231	11,385	3.3%
Chemicals
Gage CR Acquisition, LLC		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	10/1/2030	4,516	4,444	4,539	1.3%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	10/1/2030	-	-	-	0.0%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	6/30/2031	5,851	5,789	5,910	1.7%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	6/30/2031	-	-	-	0.0%
								10,367	10,233	10,449	3.0%
Consumer staples distribution & retail
Evaaro US Bidco, Inc. (Keg Logistics LLC)	(6)	First lien senior secured loan	8.68%	5.00%	-	SOFR(Q)	4/4/2032	1,977	1,939	1,977	0.6%
		First lien senior secured delayed draw loan	8.68%	5.00%	-	SOFR(Q)	4/4/2032	-	-	-	0.0%
		First lien senior secured revolving loan	8.68%	5.00%	-	SOFR(Q)	4/4/2032	-	-	-	0.0%
								1,977	1,939	1,977	0.6%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(7)	First lien senior secured loan	10.07%	6.40%	-	SOFR(Q)	12/31/2028	3,000	2,971	3,000	0.9%
AeriTek Global Holdings LLC		First lien senior secured loan	10.42%	6.75%	-	SOFR(Q)	8/27/2030	271	268	271	0.1%
		First lien senior secured loan	10.42%	6.75%	-	SOFR(Q)	8/27/2030	187	185	187	0.1%
		First lien senior secured loan	10.42%	6.75%	-	SOFR(Q)	8/27/2030	2,055	2,028	2,055	0.6%
		First lien senior secured revolving loan	10.41%	6.75%	-	SOFR(Q)	8/27/2030	72	69	72	0.0%
Allentown, LLC	(8)	First lien senior secured delayed draw loan	10.82%	6.15%	1.00%	SOFR(Q)	4/22/2027	407	403	389	0.1%
	(8)	First lien senior secured revolving loan	12.75%	5.00%	1.00%	PRIME	4/22/2027	122	121	117	0.0%
	(8)	First lien senior secured loan	10.82%	6.15%	1.00%	SOFR(Q)	4/22/2027	2,252	2,240	2,150	0.6%
American Equipment Holdings LLC		First lien senior secured loan	8.60%	5.00%	-	SOFR(S)	5/5/2028	487	481	491	0.1%
		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	5/5/2028	128	128	129	0.0%
		First lien senior secured delayed draw loan	8.58%	5.00%	-	SOFR(S)	5/5/2028	-	-	-	0.0%
		First lien senior secured revolving loan	8.66%	5.00%	-	SOFR(S)	5/5/2028	34	9	34	0.0%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.12%	5.50%	-	SOFR(S)	5/1/2030	3,889	3,798	3,850	1.1%
		First lien senior secured revolving loan	9.12%	5.50%	-	SOFR(S)	5/1/2030	-	-	-	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	227	224	227	0.1%
		First lien senior secured loan	9.88%	6.25%	-	SOFR(S)	12/22/2029	95	94	95	0.0%
		First lien senior secured loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	106	104	106	0.0%
		First lien senior secured delayed draw loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	592	584	592	0.2%
		First lien senior secured revolving loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	616	607	616	0.2%
		First lien senior secured loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	4,835	4,778	4,835	1.5%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Connect America.Com, LLC	(7) (8)	First lien senior secured loan	10.48%	2.75%	4.00%	SOFR(Q)	10/11/2029	5,019	4,944	4,728	1.4%
Diverzify Intermediate, LLC		First lien senior secured loan	10.00%	10.00%	-	FIXED	5/11/2027	49	49	49	0.0%
		First lien senior secured loan	11.82%	8.18%	-	SOFR(S)	5/11/2027	1,007	1,007	1,007	0.3%
	(9)(10)	First lien senior secured loan	-	-	-	-	5/11/2027	332	82	82	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured delayed draw loan	9.14%	5.50%	-	SOFR(M)	12/18/2030	1,285	1,255	1,291	0.4%
		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/18/2030	3,244	3,199	3,260	0.9%
		First lien senior secured revolving loan	9.14%	5.50%	-	SOFR(M)	12/18/2030	-	-	-	0.0%
Tapco Buyer LLC		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	11/15/2030	2,599	2,569	2,599	0.7%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	11/15/2030	468	463	468	0.1%
		First lien senior secured revolving loan	8.68%	5.00%	-	SOFR(Q)	11/15/2030	83	77	83	0.0%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	11/15/2030	2,074	2,050	2,074	0.6%
								35,535	34,787	34,857	10.0%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured revolving loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	192	184	188	0.1%
		First lien senior secured loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	5,308	5,234	5,202	1.5%
Drew Foam Companies Inc.		First lien senior secured loan	9.82%	6.15%	-	SOFR(Q)	12/5/2028	2,786	2,767	2,786	0.8%
		First lien senior secured loan	9.83%	6.10%	-	SOFR(Q)	12/5/2028	-	-	-	0.0%
FCA, LLC		First lien senior secured loan	9.39%	5.75%	-	SOFR(M)	7/18/2028	124	122	124	0.0%
		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	7/18/2028	2,012	2,002	2,002	0.6%
Monza Purchaser, LLC (Smyth)		First lien senior secured delayed draw loan	9.15%	5.50%	-	SOFR(Q)	2/28/2030	918	903	920	0.3%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	2/28/2030	4,590	4,522	4,601	1.3%
		First lien senior secured revolving loan	9.23%	5.50%	-	SOFR(Q)	2/28/2030	504	483	505	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Project Tahoe Acquisition Corp (Norton Packaging)		First lien senior secured revolving loan	8.44%	4.75%	-	SOFR(Q)	1/1/2032	-	-	-	0.0%
		First lien senior secured loan	8.44%	4.75%	-	SOFR(Q)	1/1/2032	2,418	2,381	2,425	0.7%
The Robinette Company		First lien senior secured revolving loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	516	505	516	0.1%
		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	2,153	2,126	2,153	0.6%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	4/10/2031	6,703	6,639	6,703	1.9%
								28,224	27,868	28,125	8.0%
Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(S)	6/29/2028	358	354	358	0.1%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(S)	6/29/2028	4,725	4,674	4,725	1.4%
								5,083	5,028	5,083	1.5%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	10.50%	3.75%	-	PRIME	7/31/2027	1,397	1,386	1,397	0.4%

Food products
BR PJK Produce, LLC (Keany)		First lien senior secured delayed draw loan	10.09%	6.40%	-	SOFR(Q)	12/14/2027	223	223	220	0.1%
		First lien senior secured delayed draw loan	10.09%	6.40%	-	SOFR(Q)	12/14/2027	723	711	712	0.2%
		First lien senior secured loan	10.09%	6.40%	-	SOFR(Q)	12/14/2027	4,617	4,574	4,547	1.3%
		First lien senior secured loan	10.09%	6.40%	-	SOFR(Q)	12/14/2027	710	702	699	0.2%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured delayed draw loan	8.62%	5.00%	-	SOFR(S)	2/26/2030	1,607	1,582	1,623	0.5%
		First lien senior secured loan	8.64%	5.00%	-	SOFR(Q)	2/26/2030	2,590	2,547	2,616	0.7%
		First lien senior secured revolving loan	8.62%	5.00%	-	SOFR(Q)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured delayed draw loan	9.90%	6.26%	-	SOFR(Q)	8/31/2028	749	749	749	0.2%
		First lien senior secured revolving loan	9.90%	6.26%	-	SOFR(Q)	8/31/2028	71	65	71	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured loan	9.92%	6.26%	-	SOFR(Q)	8/31/2028	1,827	1,804	1,827	0.5%
Gulf Pacific Acquisition, LLC		First lien senior secured delayed draw loan	10.74%	7.10%	-	SOFR(M)	9/29/2028	142	142	142	0.0%
		First lien senior secured revolving loan	10.74%	7.10%	-	SOFR(M)	9/29/2028	180	175	180	0.1%
		First lien senior secured loan	10.74%	7.10%	-	SOFR(M)	9/29/2028	1,686	1,673	1,686	0.5%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.83%	6.10%	-	SOFR(Q)	10/3/2028	96	94	96	0.0%
		First lien senior secured loan	9.08%	5.35%	-	SOFR(Q)	10/3/2028	117	114	116	0.0%
		First lien senior secured delayed draw loan	9.46%	5.73%	-	SOFR(Q)	10/3/2028	563	558	561	0.2%
		First lien senior secured revolving loan	9.47%	5.73%	-	SOFR(Q)	10/3/2028	213	208	212	0.1%
		First lien senior secured loan	9.46%	5.73%	-	SOFR(Q)	10/3/2028	3,794	3,752	3,775	1.1%
J&K Ingredients, LLC		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	11/16/2028	1,154	1,145	1,154	0.3%
		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	11/16/2028	4,750	4,679	4,750	1.4%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.41%	5.75%	-	SOFR(Q)	9/7/2029	2,507	2,475	2,507	0.7%
		First lien senior secured revolving loan	9.41%	5.75%	-	SOFR(Q)	9/7/2029	207	195	207	0.1%
Siegel Egg Co., LLC	(9)(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2028	145	142	145	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2028	142	142	142	0.0%
		First lien senior secured revolving loan	-	-	-	-	12/29/2028	508	506	211	0.1%
		First lien senior secured loan	-	-	-	-	12/29/2028	61	60	61	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2028	2,341	2,333	972	0.3%
Worldwide Produce Acquisition, LLC	(8)	First lien senior secured delayed draw loan	11.41%	2.50%	5.25%	SOFR(Q)	1/18/2029	584	576	565	0.2%
	(8)	First lien senior secured delayed draw loan	11.41%	2.50%	5.25%	SOFR(Q)	1/18/2029	485	471	469	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
	(8)	First lien senior secured delayed draw loan	11.41%	2.50%	5.25%	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.40%	6.75%	-	SOFR(Q)	1/18/2029	64	58	61	0.0%
	(8)	First lien senior secured loan	11.41%	2.50%	5.25%	SOFR(Q)	1/18/2029	2,980	2,938	2,884	0.8%
								35,836	35,393	33,960	9.7%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	3/26/2031	1,446	1,431	1,309	0.4%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	3/26/2031	250	245	226	0.1%
LSL Industries, LLC		First lien senior secured revolving loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	1,534	1,516	1,534	0.4%
								3,230	3,192	3,069	0.9%
Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured revolving loan	9.73%	6.00%	-	SOFR(Q)	6/20/2030	852	835	852	0.2%
		First lien senior secured loan	9.70%	6.00%	-	SOFR(Q)	6/20/2030	5,025	4,941	5,025	1.4%
Brightview, LLC		First lien senior secured delayed draw loan	8.50%	4.85%	-	SOFR(Q)	12/14/2029	818	804	818	0.2%
		First lien senior secured delayed draw loan	8.39%	4.75%	-	SOFR(Q)	12/14/2029	-	-	-	0.0%
		First lien senior secured loan	8.39%	4.75%	-	SOFR(Q)	12/14/2029	2,886	2,866	2,886	0.8%
		First lien senior secured revolving loan	8.39%	4.75%	-	SOFR(Q)	12/14/2029	-	-	-	0.0%
Guardian Dentistry Practice Management, LLC		First lien senior secured delayed draw loan	9.26%	5.61%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.26%	5.61%	-	SOFR(M)	8/20/2027	1,393	1,378	1,393	0.4%
		First lien senior secured revolving loan	11.25%	4.50%	-	PRIME	8/20/2027	57	55	57	0.0%
		First lien senior secured loan	9.26%	5.61%	-	SOFR(M)	8/20/2027	774	769	774	0.2%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.01%	6.36%	-	SOFR(M)	11/24/2026	1,544	1,531	1,544	0.4%
		First lien senior secured delayed draw loan	10.01%	6.36%	-	SOFR(M)	11/24/2026	3,760	3,760	3,760	1.1%
		First lien senior secured delayed draw loan	10.01%	6.36%	-	SOFR(M)	11/24/2026	940	940	940	0.3%
Integrated Dermatology LLC		First lien senior secured delayed draw loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	204	187	203	0.1%
		First lien senior secured revolving loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	142	135	141	0.0%
		First lien senior secured loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	4,508	4,431	4,485	1.4%
Light Wave Dental Management, LLC		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	79	77	79	0.0%
		First lien senior secured revolving loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	728	715	728	0.2%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	5,990	5,891	5,990	1.8%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	61	59	61	0.0%
MVP VIP Borrower, LLC		First lien senior secured loan	10.23%	6.50%	-	SOFR(Q)	1/3/2029	319	314	319	0.1%
		First lien senior secured loan	10.23%	6.50%	-	SOFR(Q)	1/3/2029	3,953	3,897	3,953	1.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	12/18/2030	310	302	313	0.1%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	12/18/2030	3,124	3,075	3,155	0.9%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.40%	5.75%	-	SOFR(Q)	12/20/2029	393	384	393	0.1%
		First lien senior secured delayed draw loan	9.48%	5.75%	-	SOFR(Q)	12/20/2029	391	384	391	0.1%
		First lien senior secured revolving loan	9.48%	5.75%	-	SOFR(Q)	12/20/2029	35	32	35	0.0%
		First lien senior secured loan	9.48%	5.75%	-	SOFR(Q)	12/20/2029	2,367	2,332	2,367	0.7%
Refocus Management Services, LLC		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	2/14/2029	1,274	1,268	1,274	0.4%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	2/14/2029	1,381	1,351	1,381	0.4%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	2/14/2029	3,512	3,443	3,512	1.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	10.49%	6.85%	-	SOFR(M)	2/15/2028	3,966	3,930	3,966	1.1%
		First lien senior secured delayed draw loan	10.49%	6.85%	-	SOFR(M)	2/15/2028	980	973	980	0.3%
		First lien senior secured delayed draw loan	10.49%	6.85%	-	SOFR(M)	2/15/2028	-	-	-	0.0%
								51,766	51,059	51,775	14.8%
Household durables
Curio Brands, LLC		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	4/2/2031	2,187	2,166	2,187	0.6%
		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	2/4/2031	731	720	713	0.2%
		First lien senior secured loan	9.15%	5.50%	-	SOFR(Q)	2/4/2031	1,144	1,130	1,116	0.3%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	2/4/2031	269	264	263	0.1%
								4,331	4,280	4,279	1.2%
Household products
CREO Group Inc. (HMS Manufacturing)	(8)	First lien senior secured loan	10.16%	6.51%	-	SOFR(Q)	9/24/2029	5,919	5,802	5,741	1.7%
	(8)	First lien senior secured revolving loan	10.24%	6.51%	-	SOFR(Q)	9/24/2029	816	801	791	0.2%
								6,735	6,603	6,532	1.9%
Insurance
Allcat Claims Service, LLC		First lien senior secured delayed draw loan	9.74%	6.10%	-	SOFR(M)	7/7/2027	1,805	1,789	1,805	0.5%
		First lien senior secured revolving loan	9.74%	6.10%	-	SOFR(M)	7/7/2027	222	212	222	0.1%
		First lien senior secured loan	9.74%	6.10%	-	SOFR(M)	7/7/2027	81	80	81	0.0%
								2,108	2,081	2,108	0.6%
IT services

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Improving Acquisition LLC		First lien senior secured revolving loan	10.33%	6.65%	-	SOFR(Q)	7/26/2027	33	31	33	0.0%
		First lien senior secured loan	10.38%	6.65%	-	SOFR(Q)	7/26/2027	4,993	4,954	4,993	1.4%
								5,026	4,985	5,026	1.4%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	10.49%	6.76%	-	SOFR(Q)	4/22/2029	1,346	1,327	1,340	0.4%
		First lien senior secured revolving loan	10.49%	6.76%	-	SOFR(Q)	4/22/2029	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.48%	5.75%	-	SOFR(Q)	1/3/2030	6,104	6,012	6,120	1.7%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	(8)	First lien senior secured delayed draw loan	11.21%	6.85%	0.75%	SOFR(M)	11/30/2026	47	47	47	0.0%
	(8)	First lien senior secured loan	11.24%	6.85%	0.75%	SOFR(M)	11/30/2026	267	264	268	0.1%
	(8)	First lien senior secured loan	11.24%	6.85%	0.75%	SOFR(M)	11/30/2026	3,052	3,035	3,067	0.9%
								10,816	10,685	10,842	3.1%
Machinery
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	3/29/2030	3,174	3,115	3,190	0.9%
		First lien senior secured revolving loan	9.14%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	2,516	2,483	2,528	0.7%
		First lien senior secured delayed draw loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	989	977	994	0.3%
		First lien senior secured revolving loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	268	263	269	0.1%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	2,252	2,223	2,263	0.6%
MRC Keystone Acquisition LLC (Automated Handling Solutions)		First lien senior secured revolving loan	9.23%	5.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	12/18/2029	2,805	2,752	2,742	0.8%
RMH Systems, LLC		First lien senior secured delayed draw loan	8.91%	5.25%	-	SOFR(Q)	2/4/2030	529	505	522	0.1%
		First lien senior secured loan	8.91%	5.25%	-	SOFR(Q)	2/4/2030	1,999	1,967	1,969	0.6%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured revolving loan	8.91%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured revolving loan	8.23%	4.50%	-	SOFR(Q)	8/29/2031	-	-	-	0.0%
		First lien senior secured loan	8.23%	4.50%	-	SOFR(Q)	8/29/2031	3,239	3,196	3,239	1.0%
								17,771	17,481	17,716	5.1%
Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)		First lien senior secured loan	8.89%	5.25%	-	SOFR(M)	11/1/2028	1,054	1,044	1,054	0.3%
INW Manufacturing, LLC		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/23/2031	4,512	4,429	4,467	1.3%
PH Beauty Holdings III, Inc.		First lien senior secured revolving loan	9.18%	5.50%	-	SOFR(S)	9/28/2027	-	-	-	0.0%
		First lien senior secured loan	9.18%	5.50%	-	SOFR(S)	9/28/2027	2,227	2,196	2,227	0.6%
								7,793	7,669	7,748	2.2%
Professional services
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured delayed draw loan	9.23%	5.50%	-	SOFR(Q)	3/27/2030	1,024	1,014	1,032	0.3%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	3/27/2030	3,879	3,833	3,908	1.1%
		First lien senior secured revolving loan	9.23%	5.50%	-	SOFR(Q)	3/27/2030	280	274	282	0.1%
		First lien senior secured delayed draw loan	9.23%	5.50%	-	SOFR(Q)	3/27/2030	169	160	170	0.0%
DISA Holdings Corp.		First lien senior secured delayed draw loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	177	177	177	0.1%
		First lien senior secured loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	219	217	219	0.1%
		First lien senior secured delayed draw loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	1,254	1,237	1,254	0.4%
		First lien senior secured revolving loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	3,309	3,269	3,309	0.9%
Envirotech Services, LLC		First lien senior secured loan	9.42%	5.75%	-	SOFR(S)	1/18/2029	21	21	21	0.0%
		First lien senior secured revolving loan	9.42%	5.75%	-	SOFR(Q)	1/18/2029	105	88	105	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/18/2029	5,626	5,537	5,626	1.7%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	8.91%	5.25%	-	SOFR(Q)	8/1/2031	3,699	3,651	3,625	1.0%
		First lien senior secured revolving loan	8.91%	5.25%	-	SOFR(Q)	8/1/2031	93	89	92	0.0%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	12/31/2031	818	811	818	0.2%
		First lien senior secured revolving loan	10.75%	4.00%	-	PRIME	12/31/2031	77	75	77	0.0%
								20,750	20,453	20,715	5.9%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(9)(10)	First lien senior secured loan	-	-	-	-	7/20/2027	269	269	539	0.2%
		First lien senior secured revolving loan	-	-	-	-	7/20/2027	427	413	183	0.1%
		First lien senior secured loan	-	-	-	-	7/20/2027	2,491	2,405	1,065	0.2%
								3,187	3,087	1,787	0.5%
Distributors (Trading companies & distributors)	(12)
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	7/22/2027	2,893	2,865	2,885	0.8%
CGI Automated Manufacturing, LLC	(8)	First lien senior secured loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	1,503	1,483	1,503	0.4%
	(8)	First lien senior secured delayed draw loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	1,255	1,239	1,255	0.4%
		First lien senior secured revolving loan	10.93%	7.26%	-	SOFR(Q)	12/15/2028	80	79	80	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	9.73%	6.00%	-	SOFR(Q)	7/12/2029	475	468	475	0.1%
		First lien senior secured loan	9.73%	6.00%	-	SOFR(Q)	7/12/2029	1,492	1,450	1,492	0.4%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.38%	6.65%	-	SOFR(Q)	11/1/2027	6,773	6,716	6,773	1.9%
Genuine Cable Group, LLC		First lien senior secured loan	8.99%	5.35%	-	SOFR(M)	5/3/2027	4,804	4,777	4,804	1.4%
		First lien senior secured loan	8.99%	5.35%	-	SOFR(M)	5/3/2027	1,940	1,930	1,940	0.6%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/31/2028	646	626	646	0.2%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/31/2028	2,865	2,852	2,865	0.7%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.48%	4.75%	-	SOFR(Q)	3/1/2029	588	588	588	0.2%
		First lien senior secured delayed draw loan	8.48%	4.75%	-	SOFR(Q)	3/1/2029	588	588	588	0.2%
		First lien senior secured revolving loan	8.48%	4.75%	-	SOFR(Q)	3/1/2029	265	257	265	0.1%
		First lien senior secured loan	8.48%	4.75%	-	SOFR(Q)	3/1/2029	3,085	3,031	3,085	0.9%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	1/24/2030	-	-	-	0.0%
		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	1/24/2030	5,132	5,028	5,133	1.5%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	12/27/2029	919	914	919	0.3%
		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	12/27/2029	175	174	175	0.1%
		First lien senior secured revolving loan	8.64%	5.00%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	12/27/2029	4,326	4,283	4,325	1.2%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	10/23/2029	1,655	1,623	1,638	0.5%
		First lien senior secured revolving loan	9.67%	6.00%	-	SOFR(Q)	10/23/2029	780	768	771	0.2%
								42,239	41,739	42,205	12.1%
Wireless telecommunication services
Centerline Communications, LLC	(8)	First lien senior secured delayed draw loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	3,461	3,407	3,132	0.9%
		First lien senior secured loan	11.82%	8.15%	-	SOFR(Q)	6/1/2028	117	115	118	0.0%
	(8)	First lien senior secured loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	772	757	698	0.2%
								4,350	4,279	3,948	1.1%
Total Debt Investments								334,463	329,711	329,401	94.3%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)	Investment	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(10)(13)
Siegel Parent, LLC	(11)(14)	Class A units	1/21/2026	702	-	-	-
Total Equity Investments					-	-	-
Total Debt and Equity Investments					329,711	329,401	94.3%

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.51%	(15)	22,596,721	22,597	22,597	6.4%
Total Investments in Money Market Funds		22,596,721	22,597	22,597	6.4%
Total Investments			$352,308	$351,998	100.7%
Liabilities in Excess of Other Assets				(2,553)	(0.7)%
Net Assets				$349,445	100.0%

(1)
As of June 30, 2026, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the total value of the Company’s non-controlled, non-affiliated investments was $327,870.
(2)
Unless otherwise noted, security is a Level 3 holding. As of June 30, 2026, the aggregate value of Level 3 securities held by the Company was $329,401 The value of each investment was determined using unobservable inputs. See Note 5 – Fair Value.
(3)
Includes Secured Overnight Financing Rate (“SOFR”) credit spread adjustment if applicable.
(4)
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
(6)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, 0.6% of the Company’s total assets were in non-qualifying investments.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

(7)
The Company may be entitled to receive additional interest as a result of an agreement with other lenders in the syndication. In exchange for the higher interest rate, the "last-out" portion is at greater risk of loss. Certain lenders represent a "first out" portion of the investment and have priority to the "last-out" portion with respect to payments of principal and interest.
(8)
All or a portion of the stated interest rate may be settled in PIK for a specified period pursuant to the credit agreement.
(9)
Debt investment on non-accrual status as of June 30, 2026.
(10)
Non-income producing investment.
(11)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” and "control" of this portfolio company as the Company owns more than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”).

In January 2026, the Company completed an equity restructuring of its investment in Siegel Egg Co., LLC whereby the Company obtained 7.0% of the equity of the portfolio company (Kayne Anderson affiliates in aggregate own 100%). The terms of the existing debt remain unchanged with the restructure.

As of June 30, 2026, the total value of the Company's investments in controlled affiliates was $1,531 (1.0% of amortized cost of total long-term investments) and are described below.

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains(Losses)	Value at 06/30/2026	Interest and PIK Income	Dividend Income	Other Income
Siegel Egg Co., LLC - debt investment	$-	$2,017	$-	$(486)	1531	$-	$-	$-
Siegel Egg Co., LLC - equity investment	-	-	-	-	-	-	-	-
Total	$-	$2,017	$-	$(486)	$1,531	$-	$-	$-

(12)
The Company uses Global Industry Classification (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. In instances where the composition of portfolio companies within a category does not as closely align with the GICS, Level 3 – Industry, the Company presents a more specific description, keeping the GICS, Level 3 – Industry in parenthesis for reference.
(13)
Security is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be "restricted securities" under the Securities Act.
(14)
The Company owns 7.0% of a pass-through limited liability company, KAPC NewCo, LLC ("NewCo"), which holds the Company's equity investment in Siegel Parent, LLC. Through the Company's ownership of NewCo, the Company owns the respective units listed above in the Schedule of Investments.
(15)
The indicated rate is the yield as of June 30, 2026.

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

The Company is managed by KA Credit Advisors II, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. The Advisor operates within Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”). The Advisor is registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of four directors, all of whom are independent (including the Board’s chairperson).

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies.

As of June 30, 2026, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($35,535 is undrawn). On March 5, 2026, the majority of the Company's stockholders extended the initial term of the commitment period for a two-year period, ending December 16, 2028.

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

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of June 30, 2026, KDL Corp, LLC held no investments.

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

D. Cash and Cash Equivalents—cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts. Cash equivalents, which are the Company’s investments in money market fund accounts, are presented on the Company’s consolidated schedule of investments, and as investments in money market funds on the Company’s consolidated statement of assets and liabilities.

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the six months ended June 30, 2026 and 2025, the Company had $510 and $310 respectively, of PIK interest included in interest income, which represents 3.0% and 1.9%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable that the collectability of full amount of the loan (principal and interest) is doubtful. Accrued

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of June 30, 2026, the Company's debt investments on non-accrual status comprised 1.9% and 1.0%, respectively, of total debt investments at cost and fair value. As of June 30, 2025, the Company's debt investments on non-accrual status comprised 1.0% and 0.7%, respectively, of total debt investments at cost and fair value.

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

For the three months ended June 30, 2026 and 2025, the Company incurred management fees of $603 and $579, respectively.

For the six months ended June 30, 2026 and 2025, the Company incurred management fees of $1,188 and $1,100, respectively.

D. Other – Kayne Anderson, an affiliate of the Advisor, did not make any equity contributions during the six months ended June 30, 2026.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio (excluding short-term investments in money market funds) at amortized cost and fair value as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$329,711	$329,401	$314,856	$317,355
Total portfolio company investments	$329,711	$329,401	$314,856	$317,355

As of June 30, 2026, $1,977 of the Company's total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act. As of December 31, 2025, all of the Company's debt investments were qualifying assets.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Health care providers & services	15.7%	14.0%
Distributors	12.8%	14.6%
Commercial services & supplies	10.6%	11.6%
Food products	10.3%	10.9%
Containers & packaging	8.6%	8.1%
Professional services	6.3%	6.5%
Machinery	5.4%	6.9%
Aerospace & defense	4.3%	3.5%
Building products	3.5%	2.3%
Leisure products	3.3%	3.2%
Chemicals	3.2%	3.3%
Personal care products	2.4%	0.8%
Household products	2.0%	2.1%
Automobile components	1.8%	1.9%
Diversified consumer services	1.5%	1.6%
IT services	1.5%	1.6%
Biotechnology	1.3%	1.4%
Household durables	1.3%	1.4%
Wireless telecommunication services	1.2%	1.2%
Health care equipment & supplies	0.9%	0.9%
Insurance	0.6%	0.6%
Consumer staples distribution & retail	0.6%	-%
Textiles, apparel & luxury goods	0.5%	0.8%
Diversified telecommunication services	0.4%	0.8%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of June 30, 2026 and December 31, 2025. Note that the fair value hierarchy levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$329,401	$329,401
Total portfolio company investments at fair value	$-	$-	$329,401	$329,401
Investments in money market funds	22,597	-	-	22,597
Total	$22,597	$-	$329,401	$351,998

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$317,355	$317,355
Total portfolio company investments at fair value	$-	$-	$317,355	$317,355
Investments in money market funds	34,361	-	-	34,361
Total	$34,361	$-	$317,355	$351,716

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026	First-lien senior secured debt investments
Fair value, beginning of period	$315,786
Purchases of investments	18,732
Proceeds from sales of investments and principal repayments	(4,419)
Net change in unrealized gain (loss)	(1,466)
Net realized gain (loss)	(236)
Net accretion of discount on investments	462
PIK interest	542
Transfers into (out of) Level 3	-
Fair value, end of period	$329,401

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

For the three months ended June 30, 2025	First-lien senior secured debt investments
Fair value, beginning of period	$303,112
Purchases of investments	21,392
Proceeds from sales of investments and principal repayments	(8,725)
Net change in unrealized gain (loss)	(128)
Net realized gain (loss)	-
Net accretion of discount on investments	485
PIK interest	278
Transfers into (out of) Level 3	-
Fair value, end of period	$316,414

For the six months ended June 30, 2026	First-lien senior secured debt investments
Fair value, beginning of period	$317,355
Purchases of investments	32,664
Proceeds from sales of investments and principal repayments	(19,250)
Net change in unrealized gain (loss)	(2,807)
Net realized gain (loss)	(236)
Net accretion of discount on investments	969
PIK interest	706
Transfers into (out of) Level 3	-
Fair value, end of period	$329,401

For the six months ended June 30, 2025	First-lien senior secured debt investments
Fair value, beginning of period	$261,833
Purchases of investments	73,706
Proceeds from principal payments and sales of investments	(20,384)
Net change in unrealized gain (loss)	(73)
Net realized gain (loss)	-
Net accretion of discount on investments	1,000
PIK interest	332
Transfers into (out of) Level 3	-
Fair value, end of period	$316,414

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$329,401	Discounted cash flow analysis	Discount rate	6.6% - 16.9%	9.9%

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$317,355	Discounted cash flow analysis	Discount rate	6.4% - 15.0%	9.2%

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Subscription Credit Facility

As of June 30, 2026, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $10,000 and a maturity date of February 19, 2027. The Subscription Credit Facility permits the Company to borrow up to $10,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. Under the terms of the Subscription Credit Facility, the Company has the ability to reduce the total commitment. Once reduced, the total commitment may not be increased. As of June 30, 2026, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$10,000	$-	$10,000
Total debt	$10,000	$-	$10,000

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)
The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of June 30, 2026 and December 31, 2025, respectively.

For the six months ended June 30, 2026, there was no borrowing activity. For the six months ended June 30, 2025, the weighted average interest rate of borrowings outstanding was 6.61%.

As of June 30, 2026, the Company did not have any amounts outstanding under the Subscription Credit Facility. As of June 30, 2025, the Company did not have any amounts outstanding under the Subscription Credit Facility. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Common Stock and Share Transactions

As of June 30, 2026, the Company had 100,000 shares of common stock authorized and 67,401 shares outstanding. As of June 30, 2026, Kayne Anderson owned 611 shares of the Company.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

Common Stock Issuances

For the six months ended June 30, 2026, there were no capital stock shares issued related to capital call notices.

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the six months ended June 30, 2025.

For the six months ended June 30, 2025
Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 13, 2025	$5,259	4,754	$25,000
April 30, 2025	$5,252	4,760	25,000
Total common stock issued		9,514	$50,000

As of June 30, 2026, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $35,535 of undrawn commitments at June 30, 2026.

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the six months ended June 30, 2026 and 2025, respectively. See Note 12 – Subsequent Events.

For the six months ended June 30, 2026
Declaration date	Record date	Pay date	Dividend per share
February 12, 2026	March 31, 2026	April 16, 2026	$115
May 5, 2026	June 30, 2026	July 16, 2026	110
Total dividends declared			$225

For the six months ended June 30, 2025
Declaration date	Record date	Pay date	Dividend per share
February 19, 2025	March 31, 2025	April 15, 2025	$132
May 1, 2025	June 30, 2025	July 16, 2025	118
Total dividends declared			$250

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the six months ended June 30, 2026 and 2025, respectively. See Note 12 – Subsequent Events.

For the six months ended June 30, 2026
		DRIP	DRIP
Record date	Pay date	shares issued	value
December 31, 2025	January 16, 2026	243	$1,273
March 31, 2026	April 16, 2026	220	1,149
		463	$2,422

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

For the dividend with a record date of June 30, 2026 and paid on July 16, 2026, there were 212 shares issued with a DRIP value of $1,102. These shares are excluded from the table above, as the DRIP shares were issued after June 30, 2026.

For the six months ended June 30, 2025
		DRIP	DRIP
Record date	Pay date	shares issued	value
December 31, 2024	January 15, 2025	203	$1,070
March 31, 2025	April 15, 2025	212	1,114
		415	$2,184

For the dividend with a record date of June 30, 2025 and paid on July 16, 2025, there were 206 shares issued with a DRIP value of $1,083. These shares are excluded from the table above, as the DRIP shares were issued after June 30, 2025.

Note 8. Commitments and Contingencies

The Company had an aggregate of $40,971 and $40,922, respectively, of unfunded commitments, including $28,116 and $27,373, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of June 30, 2026 and December 31, 2025. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

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

A summary of the composition of the unfunded commitments as of June 30, 2026 and December 31, 2025 is shown in the table below.

	As of	As of
	June 30, 2026	December 31, 2025
Aegis Toxicology Sciences Corporation	$213	$1,065
AeriTek Global Holdings LLC	182	133
Alcami Corporation	574	432
Allcat Claims Service, LLC	2,173	2,395
Allentown, LLC	185	276
American Equipment Holdings LLC	600	634
Big Top Holdings, LLC	682	-
Bloomington Holdco, LLC (BW Fusion)	1,865	1,193
BLP Buyer, Inc. (Bishop Lifting Products)	71	163
Brightview, LLC	593	26
Carton Packaging Buyer, Inc. (Century Box)	447	447
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1,727	1,757
CGI Automated Manufacturing, LLC	80	160
CI (MG) Group, LLC (Mariani Premier Group)	708	1,093
City Line Distributors LLC	462	533
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	756	756
CREO Group Inc. (HMS Manufacturing)	225	182
Curio Brands, LLC	569	568
Del-Air Heating, Air Conditioning & Refrigeration, LLC	652	686

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

	As of	As of
	June 30, 2026	December 31, 2025
DISA Holdings Corp.	370	277
Diverzify Intermediate, LLC	-	811
ECS Opco 1, LLC (Spectrum Vascular)	380	630
Envirotech Services, LLC	1,076	1,180
Evaaro US Bidco, Inc. (Keg Logistics LLC)	832	-
Fastener Distribution Holdings, LLC	871	871
Gage CR Acquisition, LLC	1,050	1,050
Guardian Dentistry Practice Management, LLC	1,390	62
Gulf Pacific Acquisition, LLC	128	77
IF&P Foods, LLC (FreshEdge)	426	256
Improving Acquisition LLC	295	295
Integrated Dermatology LLC	1,878	2,058
J&K Ingredients, LLC	278	278
KAMC Holdings, Inc. (Franklin Energy)	270	270
Krayden Holdings, Inc.	360	423
Lakewood Acquisition Corporation (R&B Wholesale)	1,803	1,803
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	115	383
Light Wave Dental Management, LLC	63	63
LSL Industries, LLC	448	448
MacNeill Pride Group Corp.	173	346
ML Buyer, LLC (Mama Lycha Foods, LLC)	673	703
Monza Purchaser, LLC (Smyth)	935	1,223
MRC Keystone Acquisition LLC (Automated Handling Solutions)	785	785
NMA Holdings, LLC (Neuromonitoring Associates)	1,128	1,292
OAO Acquisitions, Inc. (BearCom)	515	515
PGI Parent LLC (Prime Electric)	160	178
PH Beauty Holdings III, Inc.	352	352
Project Tahoe Acquisition Corp (Norton Packaging)	845	-
Quatro Parent, Inc. (S3 AeroDefense)	2,143	-
Redwood MSO, LLC (Smile Partners)	168	275
Refocus Management Services, LLC	323	966
RMH Systems, LLC	1,571	1,571
The Robinette Company	344	344
Ruff Roofers Buyer, LLC	1,825	1,825
Speedstar Holding LLC	111	111
Superior Intermediate LLC (Landmark Structures)	597	1,885
Tapco Buyer LLC	471	1,734
TL Atlas Merger Sub Corp. (Zep)	1,430	838
United Titanium, LLC	768	768
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc)	434	1,054
Workholding US Holdings, LLC (Forkardt Hardinge)	63	63
Worldwide Produce Acquisition, LLC	360	360
	$40,971	$40,922

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000s, except share and per share amounts)

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 and 2025.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$5,862	$7,679	$12,060	$14,800
Weighted average shares of common stock outstanding - basic and diluted	67,365	60,192	67,253	57,345
Earnings (loss) per share of common stock - basic and diluted	$87	$128	$179	$258

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025.

	For the six months ended
	June 30,
	(amounts in thousands, except share and per share amounts)
	2026	2025
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,230	$5,259

Results of Operations:
Net Investment Income (Loss)	225	259
Net Realized and Unrealized Gain (Loss) on Investments(2)	(45)	(9)
Net Increase (Decrease) in Net Assets Resulting from Operations	180	250

Dividends to Common Stockholders
Dividends	(225)	(250)
Net Decrease in Net Assets Resulting from Dividends	(225)	(250)
Net Asset Value, End of Period	$5,185	$5,259

Shares Outstanding, End of Period	67,401	61,741

Ratio/Supplemental Data
Net assets, end of period	$349,445	$324,678
Weighted-average shares outstanding	67,253	57,345
Total Return(3)	3.5%	4.8%
Portfolio turnover	6.0%	6.9%
Ratio of operating expenses to average net assets(4)	1.0%	1.2%
Ratio of net investment income (loss) to average net assets(4)	8.7%	10.0%

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

On July 16, 2026, the Company paid a dividend of $110 per share to each common stockholder of record as of June 30, 2026. The total distribution was $7,414 and $1,102 was reinvested into the Company through the issuance of 212 shares of common stock.

On August 5, 2026, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $117 per share. The dividend of $117 per share will be paid on October 16, 2026 to stockholders of record as of the close of business on September 30, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.6 billion related to middle market private credit as of June 30, 2026.

Recent Developments

On June 29, 2026, Albert (Al) Rabil III resigned from our Board of Directors, effective immediately. Mr. Rabil was an "interested director" of the Company under the Investment Company Act of 1940, as amended, because of his employment relationship with Kayne Anderson. At the time of his resignation, Mr. Rabil did not serve on any committees of the Board. Mr. Rabil confirmed that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On July 16, 2026, we paid a dividend of $110 per share to each common stockholder of record as of June 30, 2026. The total dividend was $7.4 million and, of this amount, $1.1 million was reinvested into the Company through the issuance of 212 shares of common stock.

On August 5, 2026, our Board of Directors declared a dividend to common stockholders in the amount of $117 per share. The dividend of $117 per share will be paid on October 16, 2026 to stockholders of record as of the close of business on September 30, 2026, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of June 30, 2026, we had investments in 86 portfolio companies with an aggregate fair value of approximately $329.4 million, and unfunded commitments to these portfolio companies of $41.0 million, and our portfolio consisted of 100% first lien senior secured loans. As of June 30, 2026, the weighted average remaining term of our debt investments was 2.9 years based on principal amount.

As of June 30, 2026, 99.99% of our debt investments, based on principal amount, had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Private middle market loans	10.0%	10.1%	9.9%	9.9%

As of June 30, 2026, our portfolio was invested across 24 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of June 30, 2026 were Health Care Providers & Services, Distributors, Commercial Services & Supplies and Food Products, which represented, as a percentage of our portfolio of long-term investments, 15.7%, 12.8%, 10.6% and 10.3% respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of June 30, 2026, our average position size based on total investment commitments (at the portfolio company level) was $4.4 million.

As of June 30, 2026, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $53.6 million and $36.8 million, respectively, based on fair value1.

As of June 30, 2026, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.5%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

1.
Excludes investments on watch list, which represent 2.2% of the total fair value of debt investments as of June 30, 2026.

As of June 30, 2026, we had debt investments on non-accrual status, which represented 1.0% and 1.9% of total debt investments at fair value and cost, respectively.

As of June 30, 2026, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was 4.5x and 2.4x, respectively, based on fair value1.

As of June 30, 2026, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

Our investment activity for the three months ended June 30, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended June 30,
	2026	2025
	($ in millions)	($ in millions)
New investments:
Gross new investments commitments	$19.1	$22.3
Less: investment commitments sold down, exited or repaid(1)	(2.7)	(6.9)
Net investment commitments	$16.4	$15.4

Principal amount of investments funded:
Private credit investments	$19.7	$22.0
Liquid credit investments	-	-
Total principal amount of investments funded	$19.7	$22.0

Principal amount of investments sold / repaid(2):
Private credit investments	$(4.4)	$(8.7)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	$(4.4)	$(8.7)

Number of new debt investment commitments	11	9
Average new debt investment commitment amount	$1.7	$2.5
Weighted average maturity for new debt investment commitments(3)	4.2 years	5.3 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(4)	9.2%	9.8%
Weighted average interest rate on debt investment sold or paid down(5)	9.9%	9.7%

(1)
Does not include repayments on revolving loans, which may be redrawn.
(2)
Amounts represent the principal amount of investment sold or repaid during the period and do not necessarily equal cash proceeds received.
(3)
For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.
(4)
Based on the rate in effect at June 30, 2026 per our Consolidated Schedule of Investments for new debt commitments entered into during the quarter.
(5)
Based on the underlying rate if still held at June 30, 2026. For those investments sold or paid down in full during the quarter, based on the rate in effect at the time of sale or paid down.

Portfolio Internal Performance Ratings

In general, we employ a strategy designed to ensure early detection of potential issues at underlying borrowers, including monthly financial reviews, internal tracking memoranda, weekly “watch list” discussions and other like activities. We have designed a risk rating system to aid in our portfolio management efforts where each investment is rated level 1-9, where Level 1 is the “least risky” and Level 9 is the “most risky.” This risk-rating system is quantitative in nature and aggregates criteria such as LTEV, leverage levels and fixed charge coverage ratios (“FCCR”) (each measured at point-in-time and as relates to levels at the close of the investment).

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of June 30, 2026 and December 31, 2025.

As of June 30, 2026				As of December 31, 2025
Fair Value		Number of		Fair Value		Number of
($ in millions)%		Companies	%	($ in millions)%		Companies	%
$7.3	2.2%	3	3.5%	$8.1	2.6%	3	3.6%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Health care providers & services	15.7%	14.0%
Distributors	12.8%	14.6%
Commercial services & supplies	10.6%	11.6%
Food products	10.3%	10.9%
Containers & packaging	8.6%	8.1%
Professional services	6.3%	6.5%
Machinery	5.4%	6.9%
Aerospace & defense	4.3%	3.5%
Building products	3.5%	2.3%
Leisure products	3.3%	3.2%
Chemicals	3.2%	3.3%
Personal care products	2.4%	0.8%
Household products	2.0%	2.1%
Automobile components	1.8%	1.9%
Diversified consumer services	1.5%	1.6%
IT services	1.5%	1.6%
Biotechnology	1.3%	1.4%
Household durables	1.3%	1.4%
Wireless telecommunication services	1.2%	1.2%
Health care equipment & supplies	0.9%	0.9%
Insurance	0.6%	0.6%
Consumer staples distribution & retail	0.6%	-%
Textiles, apparel & luxury goods	0.5%	0.8%
Diversified telecommunication services	0.4%	0.8%
	100.0%	100.0%

Results of Operations

For the three and six months ended June 30, 2026 and 2025, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and six months ended June 30, 2026 and 2025.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$8.44	$8.70	$16.83	$16.63
Less: Net expenses	(0.87)	(0.90)	(1.73)	(1.76)
Net investment income	7.57	7.80	15.10	14.87
Net realized gains (losses) on investments	(0.24)	-	(0.24)	-
Net change in unrealized gains (losses) on investments	(1.47)	(0.13)	(2.80)	(0.07)
Net increase (decrease) in net assets resulting from operations	$5.86	$7.67	$12.06	$14.80

Investment Income

Investment income for the three and six months ended June 30, 2026 totaled $8.4 million and $16.8 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2026, we had $0.3 million and $0.5 million, respectively, of PIK interest included in interest income. Additionally, for the three and six months ended June 30, 2026, $0.1 million and $0.2 million, respectively of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees from unscheduled paydowns, and amendment fees that are earned at closing) was included in interest income.

Investment income for the three and six months ended June 30, 2025 totaled $8.7 million and $16.6 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2025, we had $0.3 million and $0.3 million, respectively, of PIK interest included in interest income. Additionally, for the three and six months ended June 30, 2025, $0.2 million and $0.3 million, respectively, of non-recurring interest income was included in interest income.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.02	$0.06	$0.03	$0.10
Management fees	0.60	0.58	1.19	1.10
Other operating expenses	0.21	0.22	0.43	0.48
Directors fees	0.04	0.04	0.08	0.08
Total expenses	$0.87	$0.90	$1.73	$1.76

Net Realized Gains (Losses) on Investments

During the three and six months ended June 30, 2026, we had realized losses of $0.24 million and $0.24 million, respectively, on our investments. During the three months ended June 30, 2026, we recognized a $0.24 million loss on our investment in Diverzify Intermediate LLC whereby our existing first lien senior secured debt was exchanged for new debt that included a first lien last out tranche of debt.

During the three and six months ended June 30, 2025, we did not have any realized gains or losses on our investments.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2026 and 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$0.61	$0.74	$0.55	$1.79
Unrealized (losses) on investments	(2.08)	(0.87)	(3.35)	(1.86)
Net change in unrealized gains (losses) on investments	$(1.47)	$(0.13)	$(2.80)	$(0.07)

For the three months ended June 30, 2026 and 2025, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended June 30,
2026
($ in millions)
Portfolio Company
Diverzify Intermediate, LLC	$0.16
Big Top Holdings, LLC	0.06
Quatro Parent, Inc. (S3 AeroDefense)	0.06
Evaaro US Bidco, Inc. (Keg Logistics LLC)	0.04
Salt Dental Collective LLC	0.03
Other portfolio companies unrealized gains	0.26
Other portfolio companies unrealized (losses)	(0.92)
Alcami Corporation	(0.07)
ECS Opco 1, LLC (Spectrum Vascular)	(0.10)
BR PJK Produce, LLC (Keany)	(0.10)
Siegel Egg Co.,LLC	(0.12)
American Soccer Company, Incorporated (SCORE)	(0.77)
Total Change in Unrealized Gain (Loss), net	$(1.47)

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

For the six months ended June 30, 2026 and 2025, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the six months ended June 30,
2026
($ in millions)
Portfolio Company
Big Top Holdings, LLC	$0.06
Quatro Parent, Inc. (S3 AeroDefense)	0.06
Project Tahoe Acquisition Corp (Norton Packaging)	0.04
Evaaro US Bidco, Inc. (Keg Logistics LLC)	0.04
INW Manufacturing, LLC	0.04
Other portfolio companies unrealized gains	0.31
Other portfolio companies unrealized (losses)	(1.43)
BR PJK Produce, LLC (Keany)	(0.10)
ECS Opco 1, LLC (Spectrum Vascular)	(0.11)
Connect America.Com, LLC	(0.18)
Siegel Egg Co., LLC	(0.49)
American Soccer Company, Incorporated (SCORE)	(1.04)
Total Change in Unrealized Gain (Loss), net	$(2.80)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2026 and December 31, 2025, respectively, we did not have any borrowings outstanding under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of June 30, 2026, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $25.3 million (including investments in money market funds). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of August 5, 2026, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $18.6 million (including investments in money market funds).

Capital Commitments and Contributions

During the six months ended June 30, 2026, we did not issue any shares of our common stock related to capital calls. During the six months ended June 30, 2025, we issued and sold 9,514 shares of our common stock related to capital called at an aggregate purchase price of $50 million. As of August 5, 2026, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $35.5 million ($318.0 million or 90.0% funded). On March 5, 2026, the majority of our stockholders extended the initial term of the commitment period for a two-year period, ending December 16, 2028.

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

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had an aggregate $41.0 million and $40.9 million , respectively, of unfunded commitments, including $28.1 million and $27.4 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2026, for more information on our critical accounting policies.

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

Revenue Recognition

We record interest income, which includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest, on an accrual basis when collection of interest is probable. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if we determine that such PIK interest is not collectible. We do not accrue interest on loans and debt securities as a receivable for accounting purposes if we have reason to doubt our ability to collect such interest. Original Issue Discounts (OIDs), upfront loan origination fees, amendment fees, market discounts or premiums are accreted or amortized using the effective interest method as interest income. Prepayment premiums, accelerated accretion of upfront loan origination fees from unscheduled paydowns, and amendment fees that are earned at closing are generally considered non-recurring interest income.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of June 30, 2026 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(6.6)	$-	$(6.6)
Down 100 basis points	$(3.3)	$-	$(3.3)
Up 100 basis points	$3.3	$-	$3.3
Up 200 basis points	$6.6	$-	$6.6

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2026, we did not have any issuances and sales related to offerings of common stock.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (4)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Subscription Credit Agreement (3)
10.9	Second Amendment to Subscription Credit Agreement (5)
10.10	Third Amendment to Subscription Credit Agreement (6)
10.11*	Fourth Amendment to the Subscription Credit Agreement
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Date: August 10, 2026

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 10, 2026

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 10, 2026

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)