Form 10-Q
period 2026-09-30
Kayne DL 2021, Inc.
filed 2026-11-05
CIK 1850787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 67,842 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne DL 2021, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	September 30, 2026
	(Unaudited)	December 31, 2025
Assets:
Portfolio company investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $328,911 and $314,856)	$328,813	$317,355
Controlled affiliated investments (amortized cost of $3,183 and $0)	1,146	-
Total portfolio company investments, at fair value (amortized cost of $332,094 and $314,856)	329,959	317,355
Investments in money market funds (amortized cost of $20,444 and $34,361)	20,444	34,361
Cash	2,285	2,877
Deposits for investments	-	2,384
Receivable for principal payments on investments	233	19
Interest receivable	3,580	2,618
Prepaid expenses and other assets	37	58
Total Assets	$356,538	$359,672
Liabilities:
Unamortized Subscription Credit Facility issuance costs	$(17)	$-
Distributions payable	7,911	8,568
Management fee payable	623	612
Accrued expenses and other liabilities	329	389
Total Liabilities	$8,846	$9,569

Commitments and contingencies (Note 8)
Net Assets:
Common Shares, $0.001 par value; 100,000 shares authorized; 67,613 and 66,937 as of September 30, 2026 and December 31, 2025, respectively, issued and outstanding	$-	$-
Additional paid-in capital	351,273	347,749
Total distributable earnings (deficit)	(3,581)	2,354
Total Net Assets	$347,692	$350,103
Total Liabilities and Net Assets	$356,538	$359,672
Net Asset Value Per Common Share	$5,142	$5,230

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$8,597	$8,886	$24,333	$25,039
Payment-in-kind interest income from non-controlled, non-affiliated	311	276	821	586
Dividend income	162	168	748	340
Total Investment Income	9,070	9,330	25,902	25,965
Expenses:
Interest expense	17	29	51	132
Management fees	624	612	1,812	1,712
Professional fees	116	104	326	316
Directors fees	40	40	122	122
Other general and administrative expenses	113	103	328	368
Total Expenses	910	888	2,639	2,650
Net Investment Income (Loss)	8,160	8,442	23,263	23,315
Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,278)	-	(1,514)	-
Total net realized gains (losses)	(1,278)	-	(1,514)	-
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,441)	(933)	(3,762)	(1,006)
Controlled, affiliated investments	(385)	-	(871)	-
Total net change in unrealized gains (losses)	(1,826)	(933)	(4,633)	(1,006)
Total realized and unrealized gains (losses)	(3,104)	(933)	(6,147)	(1,006)

Net Increase in Net Assets Resulting from Operations	$5,056	$7,509	$17,116	$22,309

Basic and diluted net investment income per share	$121	$131	$345	$390
Basic and diluted net increase in net assets resulting from operations per share	$75	$117	$254	$373
Weighted Average Common Shares Outstanding - Basic and Diluted	67,579	64,445	67,363	59,738

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$8,160	$8,442	$23,263	$23,315
Net realized gains (losses) on investments	(1,278)	-	(1,514)	-
Net change in unrealized gains (losses) on investments	(1,826)	(933)	(4,633)	(1,006)
Net Increase in Net Assets Resulting from Operations	5,056	7,509	17,116	22,309
Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(7,911)	(8,338)	(23,051)	(23,117)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(7,911)	(8,338)	(23,051)	(23,117)
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	25,000	-	75,000
Reinvestment of dividends	1,102	1,083	3,524	3,267
Net Increase in Net Assets Resulting from Capital Share Transactions	1,102	26,083	3,524	78,267
Total Increase (Decrease) in Net Assets	(1,753)	25,254	(2,411)	77,459
Net Assets, Beginning of Period	349,445	324,678	350,103	272,473
Net Assets, End of Period	$347,692	$349,932	$347,692	$349,932

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$17,116	$22,309
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	1,514	-
Net change in unrealized (gains)/losses on investments	4,633	1,006
Net accretion of discount on investments	(1,536)	(1,595)
Sales (purchases) of investments in money market funds, net	13,917	(10,522)
Purchases of portfolio investments	(54,080)	(100,551)
Proceeds from sales of investments and principal repayments	37,914	32,977
Paid-in-kind interest from portfolio investments	(821)	(586)
Amortization of deferred financing cost	27	39
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in deposits for investments	2,384	-
(Increase)/decrease in interest and dividends receivable	(1,190)	(409)
(Increase)/decrease in receivable for principal payments on investments	(214)	44
(Increase)/decrease in prepaid expenses and other assets	21	103
Increase/(decrease) in management fees payable	11	131
Increase/(decrease) in accrued expenses and other liabilities	(60)	89
Net cash provided by (used in) operating activities	19,636	(56,965)
Cash Flows from Financing Activities:
Payments of debt issuance costs	(44)	(41)
Dividends paid in cash	(20,184)	(18,714)
Proceeds from issuance of common shares	-	75,000
Net cash provided by (used in) financing activities	(20,228)	56,245
Net increase (decrease) in cash	(592)	(720)
Cash, beginning of period	2,877	2,899
Cash, end of period	$2,285	$2,179
Supplemental and Non-Cash Information:
Interest paid during the period	$34	$109
Non-cash financing activities not included herein consisted of reinvestment of dividends	$3,524	$3,267

See accompanying notes to consolidated financial statements.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & defense
Quatro Parent, Inc. (S3 AeroDefense)		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	5/1/2032	$-	$-	$-	0.0%
		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	5/1/2032	2,850	2,796	2,850	0.8%
								2,850	2,796	2,850	0.8%
Automobile components
Speedstar Holding LLC		First lien senior secured delayed draw loan	9.75%	6.00%	-	SOFR(Q)	7/22/2029	109	109	92	0.0%
		First lien senior secured loan	9.75%	6.00%	-	SOFR(Q)	7/22/2029	1,002	998	842	0.2%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.51%	6.25%	-	SOFR(S)	7/23/2029	4,990	4,926	4,990	1.4%
								6,101	6,033	5,924	1.6%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	9.41%	5.65%	-	SOFR(M)	12/21/2029	118	117	118	0.0%
		First lien senior secured delayed draw loan	9.72%	5.65%	-	SOFR(Q)	12/21/2029	291	291	291	0.1%
		First lien senior secured delayed draw loan	9.72%	5.65%	-	SOFR(Q)	12/21/2029	3	3	3	0.0%
		First lien senior secured loan	9.47%	5.65%	-	SOFR(Q)	12/21/2029	36	36	36	0.0%
		First lien senior secured revolving loan	9.47%	5.65%	-	SOFR(Q)	12/21/2029	-	-	-	0.0%
		First lien senior secured loan	9.47%	5.65%	-	SOFR(Q)	12/21/2029	3,955	3,945	3,956	1.2%
								4,403	4,392	4,404	1.3%
Building products
Big Top Holdings, LLC		First lien senior secured delayed draw loan	9.32%	5.25%	-	SOFR(Q)	2/28/2031	-	-	-	0.0%
		First lien senior secured revolving loan	9.14%	5.25%	-	SOFR(S)	2/28/2031	53	46	53	0.0%
		First lien senior secured loan	9.32%	5.25%	-	SOFR(Q)	2/28/2031	3,596	3,546	3,632	1.1%
Ruff Roofers Buyer, LLC		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	1,177	1,171	1,156	0.3%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	426	412	419	0.1%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	591	591	580	0.2%
		First lien senior secured revolving loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	1,575	1,539	1,547	0.4%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)		First lien senior secured delayed draw loan	9.32%	5.25%	-	SOFR(Q)	7/15/2029	401	397	401	0.1%
		First lien senior secured revolving loan	9.32%	5.25%	-	SOFR(Q)	7/15/2029	289	280	289	0.1%
		First lien senior secured loan	9.32%	5.25%	-	SOFR(Q)	7/15/2029	3,341	3,289	3,341	1.0%
								11,449	11,271	11,418	3.3%
Chemicals
Gage CR Acquisition, LLC		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	10/1/2030	4,505	4,436	4,483	1.3%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	10/1/2030	-	-	-	0.0%
Tangent Technologies Holdings, LLC		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	8/2/2032	4,119	4,059	4,119	1.2%
		First lien senior secured revolving loan	9.32%	5.25%	-	SOFR(Q)	8/2/2032	73	61	73	0.0%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	6/30/2031	5,565	5,508	5,621	1.6%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	6/30/2031	-	-	-	0.0%
								14,262	14,064	14,296	4.1%
Consumer staples distribution & retail
Evaaro US Bidco, Inc. (Keg Logistics LLC)	(6)	First lien senior secured loan	8.75%	5.00%	-	SOFR(Q)	4/4/2032	1,972	1,935	1,972	0.6%
		First lien senior secured delayed draw loan	8.75%	5.00%	-	SOFR(Q)	4/4/2032	-	-	-	0.0%
		First lien senior secured revolving loan	8.75%	5.00%	-	SOFR(Q)	4/4/2032	-	-	-	0.0%
								1,972	1,935	1,972	0.6%
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(7)	First lien senior secured loan	10.16%	6.40%	-	SOFR(Q)	12/31/2028	3,000	2,974	3,000	0.9%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
AeriTek Global Holdings LLC		First lien senior secured loan	10.51%	6.75%	-	SOFR(Q)	8/27/2030	271	267	271	0.1%
		First lien senior secured loan	10.51%	6.75%	-	SOFR(Q)	8/27/2030	187	184	187	0.1%
		First lien senior secured loan	10.51%	6.75%	-	SOFR(Q)	8/27/2030	2,050	2,024	2,050	0.7%
		First lien senior secured revolving loan	10.51%	6.75%	-	SOFR(Q)	8/27/2030	108	105	108	0.0%
Allentown, LLC	(8)	First lien senior secured delayed draw loan	10.91%	6.15%	1.00%	SOFR(Q)	4/22/2027	407	404	366	0.1%
	(8)	First lien senior secured revolving loan	13.00%	5.00%	1.00%	PRIME	4/22/2027	123	122	110	0.0%
	(8)	First lien senior secured loan	10.91%	6.15%	1.00%	SOFR(Q)	4/22/2027	2,252	2,244	2,027	0.6%
American Equipment Holdings LLC		First lien senior secured loan	8.83%	5.00%	-	SOFR(S)	5/5/2028	487	484	489	0.1%
		First lien senior secured loan	8.98%	5.00%	-	SOFR(S)	5/5/2028	128	125	128	0.0%
		First lien senior secured loan	8.87%	5.00%	-	SOFR(S)	5/5/2028	1,751	1,739	1,758	0.5%
		First lien senior secured revolving loan	8.85%	5.00%	-	SOFR(S)	5/5/2028	161	139	161	0.0%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.76%	6.00%	-	SOFR(Q)	5/1/2030	3,879	3,820	3,734	1.1%
		First lien senior secured revolving loan	9.72%	6.00%	-	SOFR(Q)	5/1/2030	522	496	502	0.1%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	227	224	227	0.1%
		First lien senior secured loan	10.12%	6.25%	-	SOFR(S)	12/22/2029	95	94	95	0.0%
		First lien senior secured loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	106	104	106	0.0%
		First lien senior secured delayed draw loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	590	576	590	0.2%
		First lien senior secured revolving loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	-	-	-	0.0%
		First lien senior secured loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	4,822	4,770	4,822	1.5%
Connect America.Com, LLC	(7) (8)	First lien senior secured loan	10.82%	5.75%	1.00%	SOFR(Q)	10/11/2029	5,036	4,966	4,724	1.4%
Diverzify Intermediate, LLC	(8)	First lien senior secured loan	12.00%	-	12.00%	Fixed	4/30/2029	50	50	50	0.0%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
	(8)	First lien senior secured loan	11.87%	8.01%	11.87%	SOFR(Q)	4/30/2029	1,075	1,076	1,075	0.3%
	(9)(10)	First lien senior secured loan	-	-	-	-	4/30/2029	332	82	88	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured delayed draw loan	9.40%	5.50%	-	SOFR(M)	12/18/2030	1,282	1,262	1,288	0.4%
		First lien senior secured loan	9.40%	5.50%	-	SOFR(M)	12/18/2030	3,244	3,194	3,260	0.9%
		First lien senior secured revolving loan	9.40%	5.50%	-	SOFR(M)	12/18/2030	-	-	-	0.0%
Tapco Buyer LLC		First lien senior secured delayed draw loan	9.07%	5.00%	-	SOFR(Q)	11/15/2030	2,592	2,564	2,592	0.7%
		First lien senior secured loan	8.81%	5.00%	-	SOFR(Q)	11/15/2030	467	462	467	0.1%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	11/15/2030	83	77	83	0.0%
		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	11/15/2030	2,074	2,051	2,074	0.6%
								37,401	36,679	36,432	10.5%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured revolving loan	10.00%	6.25%	-	SOFR(Q)	10/30/2028	288	281	279	0.1%
		First lien senior secured loan	10.20%	6.25%	-	SOFR(S)	10/30/2028	5,295	5,228	5,136	1.5%
Drew Foam Companies Inc.		First lien senior secured loan	9.96%	6.15%	-	SOFR(Q)	12/5/2028	2,779	2,761	2,723	0.8%
FCA, LLC		First lien senior secured loan	9.65%	5.75%	-	SOFR(M)	7/18/2028	124	123	124	0.0%
		First lien senior secured loan	8.84%	5.00%	-	SOFR(S)	7/18/2028	2,012	2,003	2,007	0.6%
Monza Purchaser, LLC (Smyth)		First lien senior secured delayed draw loan	9.23%	5.50%	-	SOFR(Q)	2/28/2030	915	902	915	0.3%
		First lien senior secured loan	9.57%	5.50%	-	SOFR(Q)	2/28/2030	4,578	4,515	4,578	1.3%
		First lien senior secured revolving loan	9.57%	5.50%	-	SOFR(Q)	2/28/2030	504	484	504	0.1%
Project Tahoe Acquisition Corp (Norton Packaging)		First lien senior secured revolving loan	8.48%	4.75%	-	SOFR(Q)	1/1/2032	-	-	-	0.0%
		First lien senior secured loan	8.48%	4.75%	-	SOFR(Q)	1/1/2032	2,412	2,377	2,412	0.7%
The Robinette Company		First lien senior secured revolving loan	9.65%	5.75%	-	SOFR(M)	5/10/2029	516	506	516	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured loan	9.65%	5.75%	-	SOFR(M)	5/10/2029	2,148	2,122	2,148	0.6%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.51%	4.75%	-	SOFR(Q)	4/10/2031	6,308	6,247	6,323	1.8%
								27,879	27,549	27,665	7.9%
Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(S)	6/29/2028	355	352	355	0.1%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(S)	6/29/2028	4,694	4,648	4,694	1.4%
								5,049	5,000	5,049	1.5%
Electrical equipment
East West Manufacturing, LLC		First lien senior secured loan	9.31%	5.50%	-	SOFR(Q)	7/1/2032	4,988	4,891	4,988	1.4%
								4,988	4,891	4,988	1.4%
Food products
BR PJK Produce, LLC (Keany)		First lien senior secured delayed draw loan	10.38%	6.65%	-	SOFR(Q)	12/14/2027	223	223	218	0.1%
		First lien senior secured delayed draw loan	10.38%	6.65%	-	SOFR(Q)	12/14/2027	721	711	705	0.2%
		First lien senior secured loan	10.38%	6.65%	-	SOFR(Q)	12/14/2027	4,605	4,570	4,501	1.3%
		First lien senior secured loan	10.38%	6.65%	-	SOFR(Q)	12/14/2027	708	701	692	0.2%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured delayed draw loan	8.76%	5.00%	-	SOFR(Q)	2/26/2030	1,653	1,642	1,653	0.5%
		First lien senior secured loan	8.76%	5.00%	-	SOFR(Q)	2/26/2030	2,584	2,543	2,584	0.7%
		First lien senior secured revolving loan	8.75%	5.00%	-	SOFR(Q)	2/26/2030	143	130	143	0.0%
City Line Distributors LLC		First lien senior secured delayed draw loan	10.02%	6.26%	-	SOFR(Q)	8/31/2028	747	747	747	0.2%
		First lien senior secured revolving loan	9.98%	6.26%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%
		First lien senior secured loan	10.08%	6.26%	-	SOFR(Q)	8/31/2028	1,772	1,746	1,773	0.5%
Gulf Pacific Acquisition, LLC		First lien senior secured delayed draw loan	11.00%	7.10%	-	SOFR(M)	9/29/2028	142	141	140	0.0%
		First lien senior secured revolving loan	11.00%	7.10%	-	SOFR(M)	9/29/2028	180	176	178	0.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured loan	11.00%	7.10%	-	SOFR(M)	9/29/2028	1,682	1,670	1,665	0.5%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.17%	6.10%	-	SOFR(Q)	10/3/2028	95	94	95	0.0%
		First lien senior secured loan	9.42%	5.35%	-	SOFR(Q)	10/3/2028	117	114	115	0.0%
		First lien senior secured delayed draw loan	9.80%	5.73%	-	SOFR(Q)	10/3/2028	562	557	559	0.2%
		First lien senior secured revolving loan	9.63%	5.73%	-	SOFR(M)	10/3/2028	317	312	315	0.1%
		First lien senior secured loan	9.80%	5.73%	-	SOFR(Q)	10/3/2028	3,784	3,746	3,765	1.1%
J&K Ingredients, LLC		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	11/16/2028	1,151	1,144	1,151	0.3%
		First lien senior secured delayed draw loan	9.07%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	11/16/2028	4,737	4,673	4,737	1.4%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.59%	5.75%	-	SOFR(Q)	9/7/2029	2,500	2,471	2,488	0.7%
		First lien senior secured revolving loan	9.49%	5.75%	-	SOFR(Q)	9/7/2029	57	47	57	0.0%
Siegel Egg Co.,LLC	(9)(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2028	145	142	145	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2028	142	142	142	0.0%
		First lien senior secured revolving loan	-	-	-	-	12/29/2028	508	506	142	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2028	61	60	61	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2028	2,341	2,333	656	0.2%
Worldwide Produce Acquisition, LLC	(8)	First lien senior secured delayed draw loan	11.57%	2.50%	5.25%	SOFR(Q)	1/18/2029	594	571	575	0.2%
	(8)	First lien senior secured delayed draw loan	11.57%	2.50%	5.25%	SOFR(Q)	1/18/2029	493	478	477	0.1%
	(8)	First lien senior secured delayed draw loan	11.57%	2.50%	5.25%	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.51%	6.75%	-	SOFR(Q)	1/18/2029	64	58	61	0.0%
	(8)	First lien senior secured loan	11.57%	2.50%	5.25%	SOFR(Q)	1/18/2029	3,030	2,992	2,932	0.8%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
								35,858	35,440	33,472	9.4%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured delayed draw loan	9.07%	5.00%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	3/26/2031	1,442	1,428	1,233	0.4%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	3/26/2031	250	245	213	0.1%
LSL Industries, LLC		First lien senior secured revolving loan	11.00%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured loan	11.00%	7.26%	-	SOFR(Q)	11/3/2027	1,534	1,519	1,534	0.4%
								3,226	3,192	2,980	0.9%
Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured revolving loan	10.07%	6.00%	-	SOFR(Q)	6/20/2030	852	836	843	0.2%
		First lien senior secured loan	10.04%	6.00%	-	SOFR(Q)	6/20/2030	5,013	4,933	4,963	1.4%
Brightview, LLC		First lien senior secured delayed draw loan	8.65%	4.75%	-	SOFR(M)	12/30/2026	816	803	816	0.2%
		First lien senior secured delayed draw loan	8.65%	4.75%	-	SOFR(M)	9/30/2027	-	-	-	0.0%
		First lien senior secured loan	8.65%	4.75%	-	SOFR(M)	12/14/2029	2,879	2,860	2,879	0.8%
		First lien senior secured revolving loan	8.65%	4.75%	-	SOFR(M)	12/14/2029	-	-	-	0.0%
Guardian Dentistry Practice Management, LLC		First lien senior secured delayed draw loan	9.52%	5.61%	-	SOFR(M)	8/20/2027	608	608	608	0.2%
		First lien senior secured delayed draw loan	9.52%	5.61%	-	SOFR(M)	8/20/2027	1,390	1,378	1,390	0.4%
		First lien senior secured revolving loan	9.52%	5.61%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
		First lien senior secured loan	9.52%	5.61%	-	SOFR(M)	8/20/2027	772	766	772	0.2%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.27%	6.36%	-	SOFR(M)	11/24/2026	1,540	1,535	1,540	0.4%
		First lien senior secured delayed draw loan	10.27%	6.36%	-	SOFR(M)	11/24/2026	3,751	3,750	3,751	1.1%
		First lien senior secured delayed draw loan	10.27%	6.36%	-	SOFR(M)	11/24/2026	937	937	937	0.3%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Integrated Dermatology, LLC		First lien senior secured delayed draw loan	10.25%	6.50%	-	SOFR(Q)	8/1/2030	257	241	258	0.1%
		First lien senior secured revolving loan	10.27%	6.50%	-	SOFR(Q)	8/1/2030	142	136	143	0.0%
		First lien senior secured loan	10.25%	6.50%	-	SOFR(Q)	8/1/2030	4,497	4,423	4,519	1.3%
Light Wave Dental Management, LLC		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	78	77	78	0.0%
		First lien senior secured revolving loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	47	31	47	0.0%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	6,719	6,595	6,719	1.9%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	61	59	61	0.0%
MVP VIP Borrower, LLC		First lien senior secured loan	10.57%	6.50%	-	SOFR(Q)	1/3/2029	318	314	318	0.1%
		First lien senior secured loan	10.57%	6.50%	-	SOFR(Q)	1/3/2029	3,943	3,891	3,943	1.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured delayed draw loan	8.84%	5.00%	-	SOFR(Q)	12/18/2030	309	302	309	0.1%
		First lien senior secured loan	8.98%	5.00%	-	SOFR(Q)	12/18/2030	3,116	3,070	3,116	0.9%
		First lien senior secured revolving loan	8.98%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/20/2029	392	383	389	0.1%
		First lien senior secured delayed draw loan	9.82%	5.75%	-	SOFR(Q)	12/20/2029	390	384	387	0.1%
		First lien senior secured revolving loan	9.82%	5.75%	-	SOFR(Q)	12/20/2029	130	127	129	0.0%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/20/2029	2,361	2,328	2,344	0.7%
Refocus Management Services, LLC		First lien senior secured delayed draw loan	8.76%	5.00%	-	SOFR(Q)	2/14/2029	1,271	1,271	1,271	0.4%
		First lien senior secured delayed draw loan	8.76%	5.00%	-	SOFR(Q)	2/14/2029	1,377	1,350	1,377	0.4%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	2/14/2029	3,503	3,435	3,503	1.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	10.75%	6.85%	-	SOFR(M)	2/15/2028	3,956	3,920	3,956	1.1%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured delayed draw loan	10.75%	6.85%	-	SOFR(M)	2/15/2028	978	978	978	0.3%
		First lien senior secured delayed draw loan	10.75%	6.85%	-	SOFR(M)	2/15/2028	-	-	-	0.0%
								52,403	51,721	52,344	14.8%
Household durables
Curio Brands, LLC		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	4/2/2031	2,182	2,162	2,182	0.6%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	4/2/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.90%	5.00%	-	SOFR(M)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured delayed draw loan	9.26%	5.50%	-	SOFR(Q)	2/4/2031	730	719	693	0.2%
		First lien senior secured loan	9.26%	5.50%	-	SOFR(Q)	2/4/2031	1,141	1,128	1,084	0.3%
		First lien senior secured revolving loan	9.25%	5.50%	-	SOFR(Q)	2/4/2031	269	264	256	0.1%
								4,322	4,273	4,215	1.2%
Household products
CREO Group Inc. (HMS Manufacturing)	(8)	First lien senior secured loan	11.26%	6.51%	1.00%	SOFR(Q)	9/24/2029	5,904	5,796	5,756	1.8%
	(8)	First lien senior secured revolving loan	11.59%	6.51%	1.00%	SOFR(Q)	9/24/2029	848	834	827	0.2%
								6,752	6,630	6,583	2.0%
Insurance
Allcat Claims Service, LLC		First lien senior secured delayed draw loan	10.00%	6.10%	-	SOFR(M)	7/7/2027	1,801	1,789	1,801	0.5%
		First lien senior secured revolving loan	10.00%	6.10%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
		First lien senior secured loan	10.00%	6.10%	-	SOFR(M)	7/7/2027	79	72	79	0.0%
								1,880	1,861	1,880	0.5%
IT services
Improving Acquisition, LLC		First lien senior secured revolving loan	10.40%	6.65%	-	SOFR(Q)	7/26/2027	33	31	33	0.0%
		First lien senior secured loan	10.72%	6.65%	-	SOFR(Q)	7/26/2027	4,980	4,949	4,980	1.4%
								5,013	4,980	5,013	1.4%
Leisure products

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
MacNeill Pride Group Corp.		First lien senior secured loan	10.84%	6.76%	-	SOFR(Q)	4/22/2029	1,343	1,325	1,343	0.4%
		First lien senior secured revolving loan	10.84%	6.76%	-	SOFR(Q)	4/22/2029	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	1/3/2030	6,089	6,003	6,104	1.8%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	(8)	First lien senior secured delayed draw loan	11.37%	6.85%	0.75%	SOFR(M)	11/30/2026	47	47	47	0.0%
	(8)	First lien senior secured loan	11.50%	6.85%	0.75%	SOFR(M)	11/30/2026	266	265	266	0.1%
	(8)	First lien senior secured loan	11.50%	6.85%	0.75%	SOFR(M)	11/30/2026	3,058	3,049	3,058	0.9%
								10,803	10,689	10,818	3.2%
Machinery
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.40%	5.50%	-	SOFR(M)	3/29/2030	3,173	3,118	3,197	0.9%
		First lien senior secured revolving loan	9.40%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.51%	5.75%	-	SOFR(Q)	4/24/2031	2,509	2,478	2,384	0.7%
		First lien senior secured delayed draw loan	9.51%	5.75%	-	SOFR(Q)	4/24/2031	987	975	938	0.3%
		First lien senior secured revolving loan	9.61%	5.75%	-	SOFR(Q)	4/24/2031	383	378	363	0.1%
		First lien senior secured loan	9.56%	5.75%	-	SOFR(Q)	4/24/2031	2,246	2,219	2,134	0.6%
MRC Keystone Acquisition LLC (Automated Handling Solutions)		First lien senior secured revolving loan	9.57%	5.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
		First lien senior secured loan	9.57%	5.50%	-	SOFR(Q)	12/18/2029	2,798	2,748	2,749	0.8%
RMH Systems, LLC		First lien senior secured delayed draw loan	9.00%	5.25%	-	SOFR(Q)	2/4/2030	1,262	1,242	1,262	0.4%
		First lien senior secured loan	9.01%	5.25%	-	SOFR(Q)	2/4/2030	2,434	2,386	2,434	0.7%
		First lien senior secured revolving loan	9.00%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured revolving loan	8.57%	4.50%	-	SOFR(Q)	8/29/2031	-	-	-	0.0%
		First lien senior secured loan	8.57%	4.50%	-	SOFR(Q)	8/29/2031	3,231	3,190	3,231	1.0%
								19,023	18,734	18,692	5.5%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	11/1/2028	1,051	1,042	1,051	0.3%
INW Manufacturing, LLC		First lien senior secured loan	9.50%	5.75%	-	SOFR(Q)	1/23/2031	4,500	4,421	4,433	1.3%
PH Beauty Holdings III, Inc.		First lien senior secured revolving loan	8.68%	5.00%	-	SOFR(S)	9/28/2027	-	-	-	0.0%
		First lien senior secured loan	8.68%	5.00%	-	SOFR(S)	9/28/2027	1,983	1,960	1,983	0.6%
								7,534	7,423	7,467	2.2%
Professional services
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured delayed draw loan	9.57%	5.50%	-	SOFR(Q)	3/27/2030	1,066	1,057	1,074	0.3%
		First lien senior secured loan	9.57%	5.50%	-	SOFR(Q)	3/27/2030	3,869	3,826	3,898	1.1%
		First lien senior secured revolving loan	9.76%	5.50%	-	SOFR(S)	3/27/2030	78	73	79	0.0%
		First lien senior secured delayed draw loan	9.57%	5.50%	-	SOFR(Q)	3/27/2030	168	160	170	0.0%
DISA Holdings Corp.		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	177	177	177	0.1%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	219	217	219	0.1%
		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	1,251	1,239	1,251	0.4%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	3,300	3,261	3,300	0.9%
Envirotech Services, LLC		First lien senior secured loan	9.79%	5.75%	-	SOFR(Q)	1/18/2029	21	6	21	0.0%
		First lien senior secured revolving loan	9.53%	5.75%	-	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	9.53%	5.75%	-	SOFR(Q)	1/18/2029	5,611	5,530	5,611	1.6%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	9.00%	5.25%	-	SOFR(Q)	8/1/2031	3,690	3,644	3,662	1.1%
		First lien senior secured revolving loan	9.01%	5.25%	-	SOFR(Q)	8/1/2031	52	48	52	0.0%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.57%	4.50%	-	SOFR(Q)	12/31/2031	816	809	816	0.2%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured revolving loan	8.31%	4.50%	-	PRIME	12/31/2031	143	141	143	0.0%
Spheros Environmental Group Parent Inc.		First lien senior secured loan	8.84%	5.00%	-	SOFR(Q)	9/11/2032	1,872	1,844	1,872	0.5%
		First lien senior secured delayed draw loan	9.07%	5.00%	-	SOFR(Q)	9/11/2032	150	138	150	0.0%
		First lien senior secured revolving loan	8.84%	5.00%	-	SOFR(Q)	9/11/2032	-	-	-	0.0%
								22,483	22,170	22,495	6.3%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(9)(10)	First lien senior secured revolving loan	-	-	-	-	12/31/2029	385	385	200	0.1%
	(9)(10)	First lien senior secured loan	-	-	-	-	12/31/2029	385	385	200	0.1%
	(9)(10)	First lien senior secured loan	-	-	-	-	12/31/2029	409	679	817	0.2%
								1,179	1,449	1,217	0.4%
Distributors (Trading companies & distributors)	(12)
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.40%	5.50%	-	SOFR(M)	7/22/2027	2,885	2,864	2,878	0.8%
CGI Automated Manufacturing, LLC	(8)	First lien senior secured loan	11.03%	2.76%	4.50%	SOFR(Q)	12/15/2028	1,517	1,500	1,517	0.4%
	(8)	First lien senior secured delayed draw loan	11.03%	2.76%	4.50%	SOFR(Q)	12/15/2028	1,267	1,252	1,267	0.4%
		First lien senior secured revolving loan	11.34%	7.26%	-	SOFR(Q)	12/15/2028	547	528	547	0.2%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.72%	6.65%	-	SOFR(Q)	11/1/2027	6,755	6,708	6,756	1.9%
Genuine Cable Group, LLC		First lien senior secured loan	9.25%	5.35%	-	SOFR(M)	5/3/2027	4,787	4,767	4,787	1.4%
		First lien senior secured loan	9.25%	5.35%	-	SOFR(M)	5/3/2027	1,935	1,928	1,935	0.6%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	12/31/2028	645	626	645	0.2%
		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	12/31/2028	2,857	2,844	2,857	0.8%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.82%	4.75%	-	SOFR(Q)	3/1/2029	586	586	586	0.2%
		First lien senior secured delayed draw loan	8.82%	4.75%	-	SOFR(Q)	3/1/2029	586	586	586	0.2%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company(1)	Footnotes	Investment	Interest Rate	Spread(2)	PIK Rate	Reference(3)	Maturity Date	Principal / Par	Amortized Cost(4)(5)	Fair Value	Percentage of Net Assets
Debt Investments
		First lien senior secured revolving loan	8.82%	4.75%	-	SOFR(Q)	3/1/2029	246	238	246	0.1%
		First lien senior secured loan	8.82%	4.75%	-	SOFR(Q)	3/1/2029	3,076	3,027	3,076	0.9%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured revolving loan	9.86%	6.00%	-	SOFR(Q)	1/24/2030	631	607	631	0.2%
		First lien senior secured loan	9.77%	6.00%	-	SOFR(Q)	1/24/2030	5,119	5,045	5,119	1.5%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	12/27/2029	917	916	917	0.3%
		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	12/27/2029	175	174	175	0.1%
		First lien senior secured revolving loan	8.90%	5.00%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	12/27/2029	4,314	4,269	4,314	1.2%
TSSS Purchaser LLC (Total Safety)		First lien senior secured loan	9.07%	5.25%	-	SOFR(Q)	7/1/2032	2,992	2,943	2,992	0.9%
		First lien senior secured delayed draw loan	9.07%	5.25%	-	SOFR(Q)	7/1/2032	-	-	-	0.0%
		First lien senior secured revolving loan	9.07%	5.25%	-	SOFR(Q)	7/1/2032	191	178	191	0.1%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.75%	6.00%	-	SOFR(Q)	10/23/2029	1,650	1,621	1,572	0.5%
		First lien senior secured revolving loan	9.73%	6.00%	-	SOFR(Q)	10/23/2029	821	811	782	0.2%
								44,499	44,018	44,376	13.1%
Wireless telecommunication services
Centerline Communications, LLC	(9)(10)	First lien senior secured delayed draw loan	-	-	-	-	6/1/2028	3,471	3,424	2,690	0.8%
		First lien senior secured loan	12.22%	8.15%	-	SOFR(Q)	6/1/2028	116	115	119	0.0%
	(9)(10)	First lien senior secured loan	-	-	-	-	6/1/2028	774	761	600	0.2%
								4,361	4,300	3,409	1.0%
Total Debt Investments								335,690	331,490	329,959	94.9%

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)	Investment	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(10)(13)
Food products
Siegel Parent, LLC	(11)(14)	Class A units	1/21/2026	702	-	-	-
					-	-	-
Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)		Preferred A Units	7/22/2026	385	604	-	-
Total Equity Investments					604	-	-
Total Debt and Equity Investments					332,094	329,959	94.9%

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.78%	(15)	20,443,516	20,444	20,444	5.8%
Total Investments in Money Market Funds		20,443,516	20,444	20,444	5.8%
Total Investments			$352,538	$350,403	100.7%
Liabilities in Excess of Other Assets				(2,711)	(0.7)%
Net Assets				$347,692	100.0%

(1)
As of September 30, 2026, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the total value of the Company’s non-controlled, non-affiliated investments was $328,813.
(2)
Unless otherwise noted, security is a Level 3 holding. As of September 30, 2026, the aggregate value of Level 3 securities held by the Company was $329,959 The value of each investment was determined using unobservable inputs. See Note 5 – Fair Value.
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

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

(6)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, 0.6% of the Company’s total assets were in non-qualifying investments.
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
(9)
Debt investment on non-accrual status as of September 30, 2026.
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

As of September 30, 2026, the total value of the Company's investments in controlled affiliates was $1,146 (1.0% of amortized cost of total long-term investments) and are described below.

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains(Losses)	Value at 9/30/2026	Interest and PIK Income	Dividend Income	Other Income
Siegel Egg Co., LLC - debt investment	$-	$2,017	$-	$(871)	1,146	$-	$-	$-
Siegel Egg Co., LLC - equity investment	-	-	-	-	-	-	-	-
Total	$-	$2,017	$-	$(871)	$1,146	$-	$-	$-

(a) Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

Kayne DL 2021, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

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
(15)
The indicated rate is the yield as of September 30, 2026.

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

(amounts in 000's, except share and per share amounts)

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

As of September 30, 2026, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of the Company’s common stock ($35,535 is undrawn). On March 5, 2026, the Company's stockholders extended the initial term of the commitment period for a two-year period, ending December 16, 2028.

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

(amounts in 000's, except share and per share amounts)

(Unaudited)

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company.

Accordingly, the Company consolidated the accounts of KDL Corp, LLC in its consolidated financial statements. KDL Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships. As of September 30, 2026, KDL Corp, LLC held no investments.

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

(amounts in 000's, except share and per share amounts)

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

F. Interest Income Recognition—Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the nine months ended September 30, 2026 and 2025, the Company had $821 and $586 respectively, of PIK interest included in interest income, which represents 3.2% and 2.3%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable that the collectability of full amount of the loan (principal and interest) is doubtful. Accrued

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of September 30, 2026, the Company's debt investments on non-accrual status comprised 2.7% and 1.7%, respectively, of total debt investments at cost and fair value. As of September 30, 2025, the Company's debt investments on non-accrual status comprised 0.9% and 0.6%, respectively, of total debt investments at cost and fair value.

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

(amounts in 000's, except share and per share amounts)

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. ASU No. 2026 requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact of this guidance, and the Company does not expect a material impact on its consolidated financial statements.

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

(amounts in 000's, except share and per share amounts)

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

For the three months ended September 30, 2026 and 2025, the Company incurred management fees of $624 and $612, respectively.

For the nine months ended September 30, 2026 and 2025, the Company incurred management fees of $1,812 and $1,712, respectively.

D. Other – Kayne Anderson, an affiliate of the Advisor, did not make any equity contributions during the nine months ended September 30, 2026.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio (excluding short-term investments in money market funds) at amortized cost and fair value as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$331,490	$329,959	$314,856	$317,355
Equity investments	604	-	-	-
Total portfolio company investments	$332,094	$329,959	$314,856	$317,355

As of September 30, 2026, $1,972 of the Company's total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act. As of December 31, 2025, all of the Company's debt investments were qualifying assets.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

The industry composition of long-term investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Health care providers & services	15.9%	14.0%
Distributors (Trading companies & distributors)	13.4%	14.6%
Commercial services & supplies	11.0%	11.6%
Food products	10.1%	10.9%
Containers & packaging	8.4%	8.1%
Professional services	6.8%	6.5%
Machinery	5.7%	6.9%
Chemicals	4.3%	3.3%
Building products	3.5%	2.3%
Leisure products	3.3%	3.2%
Personal care products	2.3%	0.8%
Household products	2.0%	2.1%
Automobile components	1.8%	1.9%
Diversified consumer services	1.5%	1.6%
IT services	1.5%	1.6%
Electrical equipment	1.5%	-%
Biotechnology	1.3%	1.4%
Household durables	1.3%	1.4%
Wireless telecommunication services	1.0%	1.2%
Health care equipment & supplies	0.9%	0.9%
Aerospace & defense	0.9%	3.5%
Consumer staples distribution & retail	0.6%	-%
Insurance	0.6%	0.6%
Textiles, apparel & luxury goods	0.4%	0.8%
Diversified telecommunication services	-%	0.8%
	100.0%	100.0%

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

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

The following tables present the fair value hierarchy of investments as of September 30, 2026 and December 31, 2025. Note that the fair value hierarchy levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$329,959	$329,959
Equity investments	-	-	-	-
Total portfolio company investments at fair value	$-	$-	$329,959	$329,959
Investments in money market funds	20,444	-	-	20,444
Total	$20,444	$-	$329,959	$350,403

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$-	$317,355	$317,355
Total portfolio company investments at fair value	$-	$-	$317,355	$317,355
Investments in money market funds	34,361	-	-	34,361
Total	$34,361	$-	$317,355	$351,716

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$329,401	$-	$329,401
Purchases of investments	21,416	-	21,416
Investment restructuring	(604)	604	-
Proceeds from sales of investments and principal repayments	(18,664)	-	(18,664)
Net change in unrealized gain (loss)	(1,222)	(604)	(1,826)
Net realized gain (loss)	(1,278)	-	(1,278)
Net accretion of discount on investments	567	-	567
PIK interest	343	-	343
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$329,959	$—	$329,959

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

For the three months ended September 30, 2025	First-lien senior secured debt investments
Fair value, beginning of period	$316,414
Purchases of investments	26,845
Proceeds from sales of investments and principal repayments	(12,593)
Net change in unrealized gain (loss)	(933)
Net realized gain (loss)	-
Net accretion of discount on investments	595
PIK interest	273
Transfers into (out of) Level 3	-
Fair value, end of period	$330,601

For the nine months ended September 30, 2026	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$317,355	$-	$317,355
Purchases of investments	54,080	-	54,080
Investment restructuring	(604)	604	-
Proceeds from sales of investments and principal repayments	(37,914)	-	(37,914)
Net change in unrealized gain (loss)	(4,029)	(604)	(4,633)
Net realized gain (loss)	(1,514)	-	(1,514)
Net accretion of discount on investments	1,536	-	1,536
PIK interest	1,049	-	1,049
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$329,959	$—	$329,959

For the nine months ended September 30, 2025	First-lien senior secured debt investments
Fair value, beginning of period	$261,833
Purchases of investments	100,551
Proceeds from principal payments and sales of investments	(32,977)
Net change in unrealized gain (loss)	(1,006)
Net realized gain (loss)	-
Net accretion of discount on investments	1,595
PIK interest	605
Transfers into (out of) Level 3	-
Fair value, end of period	$330,601

For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$329,959	Discounted cash flow analysis	Discount rate	8.1% - 15.0%	10.7%

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$317,355	Discounted cash flow analysis	Discount rate	6.4% - 15.0%	9.2%

Note 6. Debt

Subscription Credit Facility

As of September 30, 2026, the Company has a senior secured revolving credit facility (the “Subscription Credit Facility”), that has a total commitment of $10,000 and a maturity date of February 19, 2027. The Subscription Credit Facility permits the Company to borrow up to $10,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. Under the terms of the Subscription Credit Facility, the Company has the ability to reduce the total commitment. Once reduced, the total commitment may not be increased. As of September 30, 2026, the interest rate on the Subscription Credit Facility is equal to SOFR plus an applicable spread of 2.25% with no floor. The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Facility.

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$10,000	$-	$10,000
Total debt	$10,000	$-	$10,000

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)
Subscription Credit Facility	$25,000	$-	$25,000
Total debt	$25,000	$-	$25,000

(1)
The amounts available under the Company’s credit facility reflect any limitations related to the Subscription Credit Facility’s borrowing base as of September 30, 2026 and December 31, 2025, respectively.

For the nine months ended September 30, 2026, there was no borrowing activity. For the nine months ended September 30, 2025, the weighted average interest rate of borrowings outstanding was 6.61%.

As of September 30, 2026, the Company did not have any amounts outstanding under the Subscription Credit Facility. As of September 30, 2025, the Company did not have any amounts outstanding under the Subscription Credit Facility. The Company does not routinely use leverage, and there are many days when there are no borrowings outstanding under its Subscription Credit Facility.

Note 7. Common Stock and Share Transactions

As of September 30, 2026, the Company had 100,000 shares of common stock authorized and 67,613 shares outstanding. As of September 30, 2026, Kayne Anderson owned 611 shares of the Company.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

Common Stock Issuances

For the nine months ended September 30, 2026, there were no capital stock shares issued related to capital call notices.

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the nine months ended September 30, 2025.

For the nine months ended September 30, 2025
Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 13, 2025	$5,259	4,754	$25,000
April 30, 2025	$5,252	4,760	25,000
August 13, 2025	$5,259	4,754	25,000
Total common stock issued		14,268	$75,000

As of September 30, 2026, the Company had subscription agreements with investors for an aggregate capital commitment of $353,535 to purchase shares of common stock. Of this amount, the Company had $35,535 of undrawn commitments at September 30, 2026.

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the nine months ended September 30, 2026 and 2025, respectively. See Note 12 – Subsequent Events.

For the nine months ended September 30, 2026
Declaration date	Record date	Pay date	Dividend per share
February 12, 2026	March 31, 2026	April 16, 2026	$115
May 5, 2026	June 30, 2026	July 16, 2026	110
August 5, 2026	September 30, 2026	October 16, 2026	117
Total dividends declared			$342

For the nine months ended September 30, 2025
Declaration date	Record date	Pay date	Dividend per share
February 19, 2025	March 31, 2025	April 15, 2025	$132
May 1, 2025	June 30, 2025	July 16, 2025	118
August 5, 2025	September 30, 2025	October 16, 2025	125
Total dividends declared			$375

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the nine months ended September 30, 2026 and 2025, respectively. See Note 12 – Subsequent Events.

For the nine months ended September 30, 2026
		DRIP	DRIP
Record date	Pay date	shares issued	value
December 31, 2025	January 16, 2026	243	$1,273
March 31, 2026	April 16, 2026	220	1,149
June 30, 2026	July 16, 2026	213	1,102
		676	$3,524

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

For the dividend with a record date of September 30, 2026 and paid on October 16, 2026, there were 229 shares issued with a DRIP value of $1,176. These shares are excluded from the table above, as the DRIP shares were issued after September 30, 2026.

For the nine months ended September 30, 2025
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

Note 8. Commitments and Contingencies

The Company had an aggregate of $41,931 and $40,922, respectively, of unfunded commitments, including $30,574 and $27,373, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of September 30, 2026 and December 31, 2025. These commitments are not reflected in the Company’s consolidated statements of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities.

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

A summary of the composition of the unfunded commitments as of September 30, 2026 and December 31, 2025 is shown in the table below.

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

	As of	As of
	September 30, 2026	December 31, 2025
Aegis Toxicology Sciences Corporation	$213	$1,065
AeriTek Global Holdings LLC	147	133
Alcami Corporation	574	432
Allcat Claims Service, LLC	2,395	2,395
Allentown, LLC	185	276
American Equipment Holdings LLC	473	634
Big Top Holdings, LLC	629	-
Bloomington Holdco, LLC (BW Fusion)	1,342	1,193
BLP Buyer, Inc. (Bishop Lifting Products)	687	163
Brightview, LLC	593	26
Carton Packaging Buyer, Inc. (Century Box)	351	447
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1,534	1,757
CGI Automated Manufacturing, LLC	958	160
CI (MG) Group, LLC (Mariani Premier Group)	864	1,093
City Line Distributors LLC	533	533
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	756	756
CREO Group Inc. (HMS Manufacturing)	193	182
Curio Brands, LLC	569	568
Del-Air Heating, Air Conditioning & Refrigeration, LLC	236	686
DISA Holdings Corp.	370	277
Diverzify Intermediate, LLC	-	811
ECS Opco 1, LLC (Spectrum Vascular)	380	630
Envirotech Services, LLC	1,181	1,180
Evaaro US Bidco, Inc. (Keg Logistics LLC)	832	-
Fastener Distribution Holdings, LLC	-	871
Gage CR Acquisition, LLC	1,050	1,050
Guardian Dentistry Practice Management, LLC	839	62
Gulf Pacific Acquisition, LLC	128	77
IF&P Foods, LLC (FreshEdge)	322	256
Improving Acquisition, LLC	295	295
Integrated Dermatology, LLC	1,825	2,058
J&K Ingredients, LLC	278	278
KAMC Holdings, Inc. (Franklin Energy)	312	270
Krayden Holdings, Inc.	379	423
Lakewood Acquisition Corporation (R&B Wholesale)	1,172	1,803
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	-	383
Light Wave Dental Management, LLC	269	63
LSL Industries, LLC	448	448
MacNeill Pride Group Corp.	173	346
ML Buyer, LLC (Mama Lycha Foods, LLC)	822	703
Monza Purchaser, LLC (Smyth)	935	1,223
MRC Keystone Acquisition LLC (Automated Handling Solutions)	785	785
NMA Holdings, LLC (Neuromonitoring Associates)	1,128	1,292
OAO Acquisitions, Inc. (BearCom)	515	515
PGI Parent LLC (Prime Electric)	95	178
PH Beauty Holdings III, Inc.	352	352
Project Tahoe Acquisition Corp (Norton Packaging)	845	-
Quatro Parent, Inc. (S3 AeroDefense)	2,143	-
Redwood MSO, LLC (Smile Partners)	73	275

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

	As of	As of
	September 30, 2026	December 31, 2025
Refocus Management Services, LLC	323	966
RMH Systems, LLC	838	1,571
The Robinette Company	344	344
Ruff Roofers Buyer, LLC	1,825	1,825
Speedstar Holding LLC	-	111
Spheros Environmental Group Parent Inc.	978	-
Superior Intermediate LLC (Landmark Structures)	597	1,885
Tangent Technologies Holdings, LLC	807	-
Tapco Buyer LLC	471	1,734
TL Atlas Merger Sub Corp. (Zep)	1,430	838
TSSS Purchaser LLC (Total Safety)	1,557	-
United Titanium, LLC	768	768
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	434	1,054
Workholding US Holdings, LLC (Forkardt Hardinge)	21	63
Worldwide Produce Acquisition, LLC	360	360
	$41,931	$40,922

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2026 and 2025.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$5,056	$7,509	$17,116	$22,309
Weighted average shares of common stock outstanding - basic and diluted	67,579	64,445	67,363	59,738
Earnings (loss) per share of common stock - basic and diluted	$75	$117	$254	$373

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025.

	For the nine months ended
	September 30,
	(amounts in thousands, except share and per share amounts)
	2026	2025
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period	$5,230	$5,259

Results of Operations:
Net Investment Income (Loss)	345	390
Net Realized and Unrealized Gain (Loss) on Investments(2)	(91)	(28)
Net Increase (Decrease) in Net Assets Resulting from Operations	254	362

Dividends to Common Stockholders
Dividends	(342)	(375)
Net Decrease in Net Assets Resulting from Dividends	(342)	(375)
Net Asset Value, End of Period	$5,142	$5,246

Shares Outstanding, End of Period	67,613	66,701

Ratio/Supplemental Data
Net assets, end of period	$347,692	$349,932
Weighted-average shares outstanding	67,363	59,738
Total Return(3)	5.0%	7.0%
Portfolio turnover	11.7%	10.9%
Ratio of operating expenses to average net assets(4)	1.0%	1.1%
Ratio of net investment income (loss) to average net assets(4)	8.9%	10.0%

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
(4)
Ratio is annualized.

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODMs are comprised of the Company’s co-chief executive officers and these CODMs assess the performance and make operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODMs utilize net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying

Kayne DL 2021, Inc.

Notes to Consolidated Financial Statements

(amounts in 000's, except share and per share amounts)

(Unaudited)

consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On October 16, 2026, the Company paid a dividend of $117 per share to each common stockholder of record as of September 30, 2026. The total distribution was $7,911 and $1,176 was reinvested into the Company through the issuance of 229 shares of common stock.

On November 4, 2026, the Board of Directors of the Company declared a dividend to common stockholders in the amount of $121 per share. The dividend of $121 per share will be paid on January 19, 2027 to stockholders of record as of the close of business on December 31, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.5 billion related to middle market private credit as of September 30, 2026.

Recent Developments

On October 16, 2026, we paid a dividend of $117 per share to each common stockholder of record as of September 30, 2026. The total dividend was $7.9 million and, of this amount, $1.2 million was reinvested into the Company through the issuance of 229 shares of common stock.

On November 4, 2026, our Board of Directors declared a dividend to common stockholders in the amount of $121 per share. The dividend of $121 per share will be paid on January 19, 2027 to stockholders of record as of the close of business on December 31, 2026, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of September 30, 2026, we had investments in 86 portfolio companies with an aggregate fair value of approximately $330.0 million, and unfunded commitments to these portfolio companies of $41.9 million, and our portfolio consisted of 100% first lien senior secured loans. As of September 30, 2026, the weighted average remaining term of our debt investments was 3.0 years based on principal amount.

As of September 30, 2026, 99.99% of our debt investments, based on principal amount, had floating interest rates. Our weighted average yields for debt investments at fair value and amortized cost were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Private middle market loans	10.2%	10.3%	10.1%	10.0%

As of September 30, 2026, our portfolio was invested across 24 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2026 were Health Care Providers & Services, Distributors, Commercial Services & Supplies and Food Products, which represented, as a percentage of our portfolio of long-term investments, 15.9%, 13.4%, 11.0% and 10.1% respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of September 30, 2026, our average position size based on total investment commitments (at the portfolio company level) was $4.4 million.

As of September 30, 2026, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $55.0 million and $38.9 million, respectively, based on fair value1.

As of September 30, 2026, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.7%, based on par1. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

1.
Excludes investments on watch list, which represent 3.2% of the total fair value of debt investments as of September 30, 2026.

As of September 30, 2026, we had debt investments on non-accrual status, which represented 1.7% and 2.7% of total debt investments at fair value and cost, respectively.

As of September 30, 2026, our portfolio companies’ weighted average leverage ratio and weighted average interest coverage ratio (the calculation of which is based on the most recent quarter end or latest available information from the portfolio companies) was 4.6x and 2.3x, respectively, based on fair value1.

As of September 30, 2026, the percentage of our debt investments including at least one financial maintenance covenant was 100% based on fair value.

Our investment activity for the three months ended September 30, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended September 30,
	2026	2025
	($ in millions)	($ in millions)
New investments:
Gross new investments commitments	$21.9	$26.7
Less: investment commitments sold down, exited or repaid(1)	(20.0)	(12.2)
Net investment commitments	$1.9	$14.5

Principal amount of investments funded:
Private credit investments	$22.1	$27.5
Liquid credit investments	-	-
Total principal amount of investments funded	$22.1	$27.5

Principal amount of investments sold / repaid(2):
Private credit investments	$(18.7)	$(12.6)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	$(18.7)	$(12.6)

Number of new debt investment commitments	8	10
Average new debt investment commitment amount	$2.7	$2.7
Weighted average maturity for new debt investment commitments(3)	5.1 years	4.9 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new debt investment commitments(4)	9.3%	9.8%
Weighted average interest rate on debt investment sold or paid down(5)	9.9%	10.7%

(1)
Does not include repayments on revolving loans, which may be redrawn.
(2)
Amounts represent the principal amount of investment sold or repaid during the period and do not necessarily equal cash proceeds received.
(3)
For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.
(4)
Based on the rate in effect at September 30, 2026 per our Consolidated Schedule of Investments for new income-producing debt commitments entered into during the quarter.
(5)
Based on the underlying rate if still held at September 30, 2026. For those investments sold or paid down in full during the quarter, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of September 30, 2026 and December 31, 2025.

As of September 30, 2026				As of December 31, 2025
Fair Value		Number of		Fair Value		Number of
($ in millions)%		Companies	%	($ in millions)%		Companies	%
$10.7	3.2%	6	7.0%	$8.1	2.6%	3	3.6%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Health care providers & services	15.9%	14.0%
Distributors (Trading companies & distributors)	13.4%	14.6%
Commercial services & supplies	11.0%	11.6%
Food products	10.1%	10.9%
Containers & packaging	8.4%	8.1%
Professional services	6.8%	6.5%
Machinery	5.7%	6.9%
Chemicals	4.3%	3.3%
Building products	3.5%	2.3%
Leisure products	3.3%	3.2%
Personal care products	2.3%	0.8%
Household products	2.0%	2.1%
Automobile components	1.8%	1.9%
Diversified consumer services	1.5%	1.6%
IT services	1.5%	1.6%
Electrical equipment	1.5%	-%
Biotechnology	1.3%	1.4%
Household durables	1.3%	1.4%
Wireless telecommunication services	1.0%	1.2%
Health care equipment & supplies	0.9%	0.9%
Aerospace & defense	0.9%	3.5%
Consumer staples distribution & retail	0.6%	-%
Insurance	0.6%	0.6%
Textiles, apparel & luxury goods	0.4%	0.8%
Diversified telecommunication services	-%	0.8%
	100.0%	100.0%

Results of Operations

For the three and nine months ended September 30, 2026 and 2025, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and nine months ended September 30, 2026 and 2025.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$9.07	$9.33	$25.90	$25.97
Less: Net expenses	(0.91)	(0.89)	(2.64)	(2.65)
Net investment income	8.16	8.44	23.26	23.32
Net realized gains (losses) on investments	(1.28)	-	(1.51)	-
Net change in unrealized gains (losses) on investments	(1.83)	(0.93)	(4.63)	(1.01)
Net increase (decrease) in net assets resulting from operations	$5.05	$7.51	$17.12	$22.31

Investment Income

Investment income for the three and nine months ended September 30, 2026 totaled $9.1 million and $25.9 million, respectively, and consisted primarily of interest income on our debt investments. For the three and nine months ended September 30, 2026, we had $0.3 million and $0.8 million, respectively, of PIK interest included in interest income. Additionally, for the three and nine months ended September 30, 2026, $0.3 million and $0.5 million, respectively of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees from unscheduled paydowns, and amendment fees that are earned at closing) was included in interest income.

Investment income for the three and nine months ended September 30, 2025 totaled $9.3 million and $26.0 million, respectively, and consisted primarily of interest income on our debt investments. For the three and nine months ended September 30, 2025, we had $0.3 million and $0.6 million, respectively, of PIK interest included in interest income. Additionally, for the three and nine months ended September 30, 2025, $0.3 million and $0.6 million, respectively, of non-recurring interest income was included in interest income.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.02	$0.03	$0.05	$0.13
Management fees	0.62	0.61	1.81	1.71
Other operating expenses	0.23	0.21	0.66	0.69
Directors fees	0.04	0.04	0.12	0.12
Total expenses	$0.91	$0.89	$2.64	$2.65

Net Realized Gains (Losses) on Investments

During the three and nine months ended September 30, 2026, we had realized losses of $1.28 million and $1.51 million, respectively, on our investments. During the second quarter 2026, we recognized a $0.23 million loss on our investment in Diverzify Intermediate LLC whereby our existing first lien senior secured debt was exchanged for new debt that included a first lien last out tranche of debt. During the three months ended September 30, 2026, we recognized a $1.28 million realized loss due to the restructure of American Soccer Company, Incorporated (SCORE), whereby a portion of our existing debt investment was exchanged for new debt investments and a preferred equity investment.

During the three and nine months ended September 30, 2025, we did not have any realized gains or losses on our investments.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2026 and 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$1.03	$0.68	$0.79	$2.05
Unrealized (losses) on investments	(2.86)	(1.61)	(5.42)	(3.06)
Net change in unrealized gains (losses) on investments	$(1.83)	$(0.93)	$(4.63)	$(1.01)

For the three months ended September 30, 2026 and 2025, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended September 30,
2026
($ in millions)
Portfolio Company
American Soccer Company, Incorporated (SCORE)	$0.46
East West Manufacturing, LLC	0.10
Tangent Technologies Holdings, LLC	0.07
TSSS Purchaser LLC (Total Safety)	0.06
RMH Systems, LLC	0.05
Other portfolio companies unrealized gains	0.29
Other portfolio companies unrealized (losses)	(1.29)
Bloomington Holdings, LP (BW Fusion)	(0.13)
Allentown, LLC	(0.16)
LEM Buyer, Inc. (CFS Technologies Intermediate)	(0.34)
Siegel Egg Co.,LLC	(0.38)
Centerline Communications, LLC	(0.56)
Total Change in Unrealized Gain (Loss), net	$(1.83)

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

For the nine months ended September 30, 2026 and 2025, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the nine months ended September 30,
2026
($ in millions)
Portfolio Company
East West Manufacturing, LLC	$0.10
Big Top Holdings, LLC	0.09
Tangent Technologies Holdings, LLC	0.07
RMH Systems, LLC	0.07
TSSS Purchaser LLC (Total Safety)	0.06
Other portfolio companies unrealized gains	0.40
Other portfolio companies unrealized (losses)	(2.88)
Allentown, LLC	(0.22)
LEM Buyer, Inc. (CFS Technologies Intermediate)	(0.32)
Centerline Communications, LLC	(0.55)
American Soccer Company, Incorporated (SCORE)	(0.58)
Siegel Egg Co., LLC	(0.87)
Total Change in Unrealized Gain (Loss), net	$(4.63)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2026 and December 31, 2025, respectively, we did not have any borrowings outstanding under our subscription credit facility. We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of September 30, 2026, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $22.7 million (including investments in money market funds). We do not routinely use leverage, and there are many days when there are no borrowings outstanding under our subscription credit facility. As of October 29, 2026, we did not have any borrowings outstanding under our subscription credit facility and had cash and cash equivalents of $13.4 million (including investments in money market funds).

Capital Commitments and Contributions

During the nine months ended September 30, 2026, we did not issue any shares of our common stock related to capital calls. During the nine months ended September 30, 2025, we issued and sold 14,268 shares of our common stock related to capital called at an aggregate purchase price of $75 million. As of October 29, 2026, we had aggregate capital commitments of $353.5 million and undrawn capital commitments from investors of $35.5 million ($318.0 million or 90.0% funded). On March 5, 2026, our stockholders extended the initial term of the commitment period for a two-year period, ending December 16, 2028.

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

Contractual Obligations

We did not have any indebtedness outstanding under our Subscription Credit Facility as of September 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had an aggregate $41.9 million and $40.9 million, respectively, of unfunded commitments, including $30.6 million and $27.4 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2026, for more information on our critical accounting policies.

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

Controlled, Affiliated Investments. We hold investments in Siegel Egg Co., LLC and Siegel Parent, LLC, both collectively referred to as "Siegel Egg," which are controlled, affiliated investments, as defined in the 1940 Act. See

“Item 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of September 30, 2026 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(6.5)	$-	$(6.5)
Down 100 basis points	$(3.3)	$-	$(3.3)
Up 100 basis points	$3.3	$-	$3.3
Up 200 basis points	$6.5	$-	$6.5

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2026, we did not have any issuances and sales related to offerings of common stock.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (4)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Subscription Credit Agreement (3)
10.9	Second Amendment to Subscription Credit Agreement (5)
10.10	Third Amendment to Subscription Credit Agreement (6)
10.11	Fourth Amendment to the Subscription Credit Agreement (7)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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
(7)
Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 2026, as filed with the Securities and Exchange Commission on August 10, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne DL 2021, Inc.

Date: November 5, 2026

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 5, 2026

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 5, 2026

/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)